Form 10QSB
period 2000-02-29
INFE COM INC
filed 2000-04-14
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2000

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission File Number 000-28729

                                  INFE.COM, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


            FLORIDA                                   11-3144463
     -----------------------------          -----------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


     8000 Towers Crescent Drive #640                       22182
     Vienna, VA                                          ----------
 -------------------------------------                   (Zip Code)
(Address of principal executive offices)


                                (703) 734-5650
                        --------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X                No  __________
                          ---------

Number of shares outstanding of the issuer's common stock, as of February 29, 2000

   Common Stock, par value $.0001 per share               9,756,030
   --------------------------------------                -----------
                 Class                          Number of shares outstanding


----------------------------------------------------------------------------
                                                                      Page 1

                                INFE.COM, INC.
                                 FORM 10-QSB

                                     INDEX


                                                                 Page
Number
------                                                           ----

Part I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet                                         3
               February 29, 2000

               Statements of Operations                              4
               Three months ended February 29, 2000
               and February 28, 1999

               Statements of Cash Flows                              5
               Three months ended February 29, 2000
               and February 28, 1999
                                                                    6-7
               Notes to Interim Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial    8-9
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                     9

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                     9

     Item 2.   Changes in Securities and Use of Proceeds             9

     Item 4.   Submission of Matters to a Vote of Security Holders   9

     Item 6.   Exhibits and Report on Form 8-K                       9


SIGNATURE                                                            9

EXHIBIT INDEX                                                        9




----------------------------------------------------------------------------
                                                                      Page 2

PART I FINANCIAL INFORMATION
----------------------------

Item 1.  Financial Statements
         --------------------

                                 INFE.COM, INC.
                                 BALANCE SHEET
                               FEBRUARY 29, 2000
                                  (Unaudited)


                                                          February 29,
                                                              2000
ASSETS

CURRENT ASSETS:
        Cash                                            $       105,672
        Certificate of deposit - restricted                      50,000
        Trade accounts receivable, net                           68,292
        Investments                                               7,500
        Note receivable                                          25,000
        Accrued interest receivable                                 612
        Prepaid expenses                                          5,084
                                                        ---------------
                Total current assets                            262,160


PROPERTY AND EQUIPMENT, net                                      22,072

OTHER ASSETS:
        Software development costs                               38,010
        Deferred costs                                           25,000
        Deposits                                                  6,028
                                                        ---------------
                Total other assets                               69,038
                                                        ---------------
                                                        $       353,270
                                                        ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Line of credit - bank                           $        45,000
        Note payable                                             12,245
        Capital lease obligation                                  4,850
        Accounts payable and accrued expenses                   116,487
        Loan payable - shareholder                               30,599
                                                        ---------------
                Total current liabilities                       209,181

OTHER LIABILITIES:
        Capital lease obligation                                  2,306
        Liability for stock to be issued                        246,122
                                                        ---------------
        Total other liabilities                                 248,428
                                                        ---------------
                TOTAL LIABILITIES                               457,609

COMMITMENTS AND CONTINGENCIES                                         -

STOCKHOLDERS'  DEFICIT:
        Common stock, $.0001 par value; 20,000,000
          shares authorized; 9,756,030 shares issued
          and outstanding                                           975
        Additional paid-in capital                            1,771,081
        Accumulated deficit                                  (1,876,395)
                                                        ---------------
                Total stockholders' deficit                    (104,339)
                                                        ---------------
                                                        $       353,270
                                                        ===============



The accompanying notes are an integral part of these financial statements.




----------------------------------------------------------------------------
                                                                      Page 3

                                INFE.COM, INC.
                         STATEMENTS OF OPERATIONS
        THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                 (unaudited)

                                           For the Three Months Ended
                                     February 29, 2000      February 28, 1999
                                     -----------------      -----------------

REVENUE                              $         102,533      $          22,740

COST OF REVENUES                                56,640                 28,304
                                     -----------------      -----------------

        Gross profit                            45,893                 (5,564)

OPERATING EXPENSES                             442,725                190,362
                                     -----------------      -----------------

        Loss from operations                  (396,832)              (195,926)

OTHER (INCOME) EXPENSES:
        Depreciation and amortization            2,174                  1,847
        Unrealized holding losses on
          investments                            2,679                      -
        Interest income                           (612)                (2,407)
                                     -----------------      -----------------
        Interest expense                         1,048                    286
                Total other (income)
                  expenses
                                     -----------------      -----------------
                                                 5,289                   (274)
                                     -----------------      -----------------
NET LOSS                             $        (402,121)     $        (195,652)
                                     =================      =================

Net loss per common share (basic)    $           (0.04)     $           (0.03)
                                     =================      =================

Weighted average number of common
  shares outstanding                         9,542,463              7,255,263
                                     =================      =================

Net loss per common share (diluted)  $           (0.04)     $           (0.03)
                                     =================      =================

Weighted average number of common
  shares outstanding                         9,542,463              7,255,263
                                     =================      =================






The accompanying notes are an integral part of these financial statements.






----------------------------------------------------------------------------
                                                                      Page 4

                                INFE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                 (unaudited)

                                        For the Three Months Ended
                                     February 29, 2000      February 28, 1999
                                     -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                     $        (402,121)     $        (195,652)
        Adjustments to reconcile net
          loss to net cash used in
          operating activities:
          Depreciation                           2,174                  1,847
          Unrealized holding losses
            on investments                       2,679                      -
          Stock issued in lieu of cash
            for professional services          119,777                119,175
          Stock to be issued in lieu of
            cash for professional services      61,122                      -
          Changes in assets and liabilities
            affecting operations:
              Trade accounts receivable, net   (35,412)               (11,035)
              Accrued interest receivable         (612)                     -
              Prepaid expenses                  (5,084)                     -
              Accounts payable and accrued
                expenses                        (6,471)                48,781

                                     -----------------      -----------------
Net cash used in operating activities         (263,948)               (36,884)
                                     -----------------      -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of investments                (10,179)                     -
        Payments received from
         (issuance of) note receivable         (25,000)                48,438
        Payments of capital lease
         obligation                             (1,411)                (1,918)
        Investment in software
         development costs                           -                (14,499)
                                     -----------------      -----------------
           Net cash provided by
            (used in) investing
            activities                         (36,590)                32,021
                                     -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of
         note payable                                -                    669
        Proceeds (repayments) from
         loans from shareholder, net           (11,017)                   108
        Proceeds received for stock
         to be issued                          185,000                      -
        Net proceeds from issuance of
         common stock                          115,000                      -
                                     -----------------      -----------------
          Net cash provided by
          financing activities                 288,983                    777
                                     -----------------      -----------------

NET CHANGE IN CASH                             (11,555)                (4,086)

CASH, BEGINNING OF PERIOD                      117,227                  4,086
                                     -----------------      -----------------
CASH, END OF PERIOD                  $         105,672      $               -
                                     =================      =================
SUPPLEMENTAL DISCLOSURE:
        Interest paid during period  $           1,048      $             286
                                     =================      =================

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
        Financed acquisition of
          equipment                  $               -      $          11,576
                                     =================      =================

Stock issued as a reduction to the
  liability for stock to be issued   $         309,280      $               -
                                     =================      =================





The accompanying notes are an integral part of these financial statements.





----------------------------------------------------------------------------
                                                                      Page 5

                                INFE.COM, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                              FEBRUARY 29, 2000
                                (unaudited)


A.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
        Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB/A filed on January 25, 2000.

B.	ORGANIZATION

        INFe.com, formerly Infocall Communications Corporation (the "Company"), was incorporated in the State of Florida on February 1, 1993. The Company is engaged in the operations of providing various human resources and financial consulting services to the technology industry in the Washington D.C. metropolitan area and to a broader market using the Internet.

C.	INVESTMENTS

        In accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. Because the Company is holding the securities principally for the purpose of selling them in the near future, they are classified on the balance sheet as trading securities. As a result, the securities are carried at fair value. At February 29, 2000, the cost of the investments was $10,179.

D.	NOTE RECEIVABLE

        The Company has an unsecured convertible subordinated debenture dated January 2000 in the original amount of $25,000 with interest payable quarterly at an interest rate of 12% per annum, maturing in one year from the date of the note. The debenture is convertible at any time at the holder's option into shares of the borrowing company's corporate stock.

E.	LIABILITY FOR STOCK TO BE ISSUED

        The amount due of $246,122 at February 29, 2000 represents stock to be issued to individuals in which the Company has received payment and stock to be issued to individuals for services rendered during the period.



----------------------------------------------------------------------------
                                                                      Page 6

                                INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2000
                                  CONTINUED
                                  (unaudited)



F.      RELATED PARTY TRANSACTIONS

        The President of the Company has loaned the Company money to fund current operations. At February 29, 2000, the Company was indebted to the President for $30,599.

        The President of the Company was compensated for services rendered during the period ended February 29, 2000 by the granting of 62,500 shares of the Company's Rule 144 common stock. As of February 29, 2000, the stock has not been issued but is included in the liability for stock to be issued, see Note E.

G.	NET LOSS PER COMMON SHARE

        As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                                        February 29,     February 28,
                                            2000             1999
                                        ------------     ------------

Net loss (numerator)                    $   (402,121)    $   (195,652)
Weighted average share
  (denominator)                            9,542,463        7,255,263
Basic net loss per share                $       (.04)    $       (.03)
Dilutive shares
  (denominator)                            9,542,463        7,255,263
Diluted net loss per share              $       (.04)    $       (.03)



        As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, 830,000 purchase warrants granted as of February 29, 2000 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive. No purchase warrants were granted during the year ended February 28, 1999. In addition, the Company is liable to issue 455,400 shares of common stock related to cash received and services rendered for the three months ended February 29, 2000.

H.	SUBSEQUENT EVENTS

        In March 2000, the Company amended and restated their Articles of Incorporation. The Company's amendments were to change the name of the Company to INFE.com, Inc. and to increase the number of authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

        On April 11, 2000, the Company entered into an agreement with ClubComputer.com, Inc. ("ClubComputer") to acquire their assets for approximately $2 million. ClubComputer is an e-commerce business on the Internet supplying computer and related products to member subscribers. The Company will do so by issuing 250,000 shares of the Company's common stock immediately; and issuing the Company's common stock in seven (7) equal quarterly installments valued at $250,000 each.




----------------------------------------------------------------------------
                                                                      Page 7

Item 2.	  Managements Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

                             INFE.COM, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Risk Factors and Cautionary Statements" section included in the Company's Registration Statement on Form 10SB12G filed with the SEC on December 30, 1999, and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

Certain amounts for prior periods in the accompanying financial statements, and in the discussion below have been reclassified to conform with current period presentations.

Three months ended February 29, 2000 compared to three months ended February 28, 1999

     Revenues for the quarter ended February 29, 2000 increased $79,793, or 351%, to $102,533 from $22,740 for the quarter ended February 28, 1999.
The increase was largely attributable to an increase of $49,793 in revenues for the IT*CareerNet.com division. The Company believes that its operating divisions will continue to develop revenues. Additionally, on April 11, 2000 the Company entered into an agreement with ClubComputer.com, Inc. (ClubComputer") to acquire their assets for approximately $2 million. ClubComputer is an e-commerce business on the internet supplying computer and related products to member subscribers. The Company also expects to acquire a professional employer organization, "PEO", in the second quarter of this year to provide additional revenue sources. These acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased revenues by existing divisions, and revenues from new acquisitions, the Company expects to report future revenue growth.

     Cost of revenues increased $28,336, or 100%, to $56,640 in the first quarter of fiscal 2000 from $28,304 for the corresponding period in fiscal 1999. The cost of revenues increased primarily as a result of higher revenues. Cost of revenues as a percentage of revenues decreased to 55% in the first quarter of fiscal 2000 from 124% in the same period during the prior year, primarily as a result of improved margin percentages.

     Operating expenses increased $252,363, or 133%, to $442,725 in the quarter ended February 29, 2000, from $190,362 for the period ended February 28, 1999. This increase in operating expenses is primarily a result of expanding the Company's management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

     Other expenses for the quarter ended February 29, 2000 were $5,289, and $(274) for the quarter ended February 28, 1999. This increase is due primarily to an increase of $2,679 in unrealized holding losses on investments.

     On December 13, 1999, the Company raised $300,000 in additional working capital in exchange for 600,000 shares of restricted, (Rule 144(A)), common stock.

     The Company believes that its existing capital resources together with cash flow from operations and ongoing fund raising efforts will be sufficient to meet its short-term operating expenses and capital requirements. However, the Company's long-term capital requirements will depend upon many factors, some of which are beyond the control of the Company.



----------------------------------------------------------------------------
                                                                      Page 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

None to report.


PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
        -----------------

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

Not Applicable


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not Applicable


Item 5. Other Information
        -----------------

Not Applicable


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibit No.	Exhibit Name
             -----------        ------------
		3(i)		Certificate of Incorporation 1

	(b)  Reports on Form 8-K
             -------------------

                The Company, on April 4, 2000 filed on form 8-K information, pursuant to Item 5, "Other Events" supplying the required information regarding the Company's name change and adoption of amended and restated articles of incorporation. These changes have been reflected in this form 10-QSB filing.

	(c)  Exhibit No		Exhibit Name
             ----------         ------------



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFE.COM, INC.
                                       (Registrant)
Date: April 14, 2000                   /s/ Tom Richfield
                                       --------------------------------------
                                       Tom Richfield (Duly Authorized Officer)



----------------------------------------------------------------------------
                                                                      Page 9