Form 10QSB
period 2000-05-31
INFE COM INC
filed 2000-07-20
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended May 31, 2000

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission File Number 000-28729

                                  INFE.COM, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


          FLORIDA                                   11-3144463
 -------------------------------        -----------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


     8000 Towers Crescent Drive #640
     Vienna, VA                                           22182
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                (703) 734-5650
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X                No
                          ---------                ---------

Number of shares outstanding of the issuer's common stock, as of May 31, 2000

   Common Stock, par value $.0001 per share               12,165,681
   ----------------------------------------     ----------------------------
                 Class                          Number of shares outstanding

                                INFE.COM, INC.
                                 FORM 10-QSB

                                     INDEX


                                                                 Page Number
                                                                 -----------
Part I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets                                          3
               May 31, 2000 and November 30, 1999

               Statements of Operations                                4
               Three months and Six months ended
               May 31, 2000 and May 31, 1999

               Statements of Cash Flows                                5
               Three months and Six months ended
               May 31, 2000 and May 31, 1999
                                                                      6-9
               Notes to Interim Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial     10-11
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                       12

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       12

     Item 2.   Changes in Securities and Use of Proceeds               12

     Item 4.   Submission of Matters to a Vote of Security Holders     12

     Item 6.   Exhibits and Report on Form 8-K                         13


SIGNATURE                                                              13

EXHIBIT INDEX                                                          13

PART I FINANCIAL INFORMATION
----------------------------

Item 1.  Financial Statements
         --------------------

                                INFE.COM, INC.
                                BALANCE SHEETS

                                                             May 31,            November 30,
                                                              2000                 1999
                                                           (Unaudited)
                                                          --------------        ------------
ASSETS
CURRENT ASSETS:
   Cash                                                   $           -         $    117,227
   Certificate of deposit - restricted                           50,000               50,000
   Trade accounts receivable, net                               132,528               32,880
   Investments                                                  195,977                    -
   Stock and warrants receivable                                489,038                    -
   Note receivable                                               50,000                    -
   Accrued interest receivable                                    1,608                    -
   Prepaid expenses                                           1,255,086                    -
                                                          -------------         ------------
                   Total current assets                       2,174,237              200,107

PROPERTY AND EQUIPMENT, net                                      30,706               24,246

OTHER ASSETS:
    Software development costs, net                               99,655              38,010
    Intangible assets, net                                     1,568,789                   -
    Deferred Costs                                                     -              25,000
    Deposits                                                      11,028               6,028
                                                           -------------        ------------
                    Total other assets                         1,679,472              69,038
                                                           -------------        ------------
                                                           $   3,884,415        $    293,391
                                                           =============        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Line of credit - bank                                  $      45,000        $     45,000
    Note Payable                                                       -              12,245
    Capital lease obligation                                       4,102               4,589
    Accounts payable and accrued expenses                        167,322             122,958
    Deferred revenue                                             394,688                   -
    Loan payable - shareholder                                     1,350              41,616
                                                           -------------        ------------
                    Total current liabilities                    612,462             226,408

OTHER LIABILITIES:
    Capital lease obligation                                       1,921               3,978
    Liability for stock to be issued                           2,037,331             309,280
                                                           -------------        ------------
                    Total other liabilities                    2,039,252             313,258
                                                           -------------        ------------
                        TOTAL LIABILITIES                      2,651,714             539,666
                                                           -------------        ------------

COMMITMENTS AND CONTINGENCIES                                          -

STOCKHOLDERS'  EQUITY:
    Common stock, $.0001 par value; 100,000,000
      shares authorized; 12,165,681 shares issued
      and outstanding                                              1,217                 854
    Additional paid-in capital                                 4,180,947           1,227,145
    Accumulated deficit                                       (2,783,482)         (1,474,274)
    Treasury stock, at cost                                      (17,234)                  -
    Accumulated other comprehensive loss                        (148,750)                  -
                                                           -------------        ------------
                    Total stockholders' equity                 1,232,701            (246,275)
                                                           -------------        ------------
                                                           $   3,884,415        $    293,391
                                                           =============        ============


The accompanying notes are an integral part of these financial statements.

                                INFE.COM, INC.
                          STATEMENTS OF OPERATIONS
                                (unaudited)

                                         For the Three Months              For the Six Months Ended
                                             Ended May 31,                        Ended May 3
                                      2000                    1999       2000                    1999
                                    -------------------------------    -------------------------------

REVENUE:

  IT Staffing                       $      63,351    $      93,480     $     135,884    $     116,220

  Management consulting fees              164,350                -           194,350                -
                                    -------------    -------------     -------------    -------------
    Total revenue                         227,701           93,480           330,234          116,220


COST OF REVENUES                           41,990           88,526            98,630          116,830
                                    -------------    -------------     -------------    -------------


  Gross profit                            185,711            4,954           231,604             (610)


OPERATING EXPENSES                        970,159          175,761         1,412,884          366,123
                                    -------------    -------------     -------------    -------------

  Loss from operations                   (784,448)        (170,807)       (1,181,280)        (366,733)


OTHER (INCOME) EXPENSES:

  Depreciation and amortization            51,667            2,362            53,841            4,209
  Realized loss on investments             14,998                -            14,998                -
  Unrealized holding losses
    on investments                         36,816                -            39,495                -
  Interest income                          (1,783)                -           (2,395)          (2,407)
  Interest expense                         20,941                -            21,989              286
                                    -------------    -------------     -------------    -------------
    Total other (income) expenses         122,639            2,362           127,928            2,088
                                    -------------    -------------     -------------    -------------


NET LOSS                            $    (907,087)   $    (173,169)    $  (1,309,208)   $    (368,821)
                                    =============    =============     =============    =============


Net loss per common share (basic)   $       (0.08)   $       (0.02)    $       (0.13)   $       (0.05)
                                    =============    =============     =============    =============


Weighted average number of             11,374,634        7,512,763        10,454,449        7,429,430
  common shares outstanding         =============    =============     =============    =============

  Net loss per common share
   (diluted)                        $      (0.08)    $      (0.02)     $      (0.13)    $       (0.05)
                                    =============    =============     =============    =============

Weighted average number of             11,374,634        7,512,763        10,454,449        7,429,430
  common shares outstanding         =============    =============     =============    =============



The accompanying notes are an integral part of these financial statements.

                                 INFE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                 (unaudited)


                                                                        For the Six Months Ended
                                                                   May 31, 2000              May 31, 1999
                                                                 --------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (1,309,208)           $     (368,821)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                        53,841                     4,209
    Unrealized holding losses on investments                             39,495                         -
    Stock issued in lieu of cash for professional services              710,803                   234,072
    Stock to be issued in lieu of cash for professional services        118,813                         -
    Stock to be issued in lieu of interest                               19,156                         -
    Stock to be received in lieu of cash for services rendered         (514,038)                        -

    Changes in assets and liabilities affecting operations:
      Trade accounts receivable, net                                    (94,648)                  (31,875)
      Accrued interest receivable                                        (1,608)                        -
      Prepaid expenses                                                   (5,084)                        -
      Deferred costs                                                     25,000                         -
      Accounts payable and accrued expenses                              32,119                    56,483
      Deferred revenue                                                  394,688                         -
                                                                 --------------            --------------
        Net cash used in operating activities                          (530,674)                 (105,932)
                                                                 --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                              (363,300)                        -
  Proceeds from the sale of investments                                 263,098                         -
  Purchase of property and equipment                                    (12,310)                   (1,408)
  Payments received from (issuance of) note receivable                  (75,000)                   69,438
  Payments of capital lease obligation                                   (2,544)                   (1,918)
  Investment in software development costs                                    -                       (42)
  Deposit paid to investee                                               (5,000)                        -
                                                                 --------------            --------------
    Net cash provided by (used in) investing activities                (195,056)                   66,070
                                                                 --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of note payable                                     -                        669
  Proceeds from (repayments of) loans from shareholder, net            (40,266)                    20,107
  Proceeds received for stock to be issued                             606,000                          -
  Net proceeds from issuance of common stock                            60,000                     15,000
  Payments for treasury stock                                          (17,231)                         -
                                                                 --------------            --------------
    Net cash provided by financing activities                           608,503                    35,776
                                                                 --------------            --------------

NET CHANGE IN CASH                                                     (117,227)                   (4,086)

CASH, BEGINNING OF PERIOD                                               117,227                     4,086
                                                                 --------------            --------------
CASH, END OF PERIOD                                              $            -            $            -
                                                                 ==============            ==============
SUPPLEMENTAL DISCLOSURE:
    Interest paid during period                                  $       23,597            $          286
                                                                 ==============            ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Financed acquisition of equipment                              $            -            $       11,576
                                                                 ==============            ==============
  Stock received in satisfaction of trade account
    receivable and note receivable                               $       45,000            $            -
                                                                 ==============            ==============
  Purchase of intangible assets through issuance of stock
    and liability for stock to be issued                         $    1,613,612            $            -
                                                                 ==============            ==============
  Purchase of internal use software through issuance
    of stock                                                     $       64,813            $            -
                                                                 ==============            ==============
  Stock issued as a reduction of the liability for stock
    to be issued                                                 $      309,280            $            -
                                                                 ==============            ==============

  Stock issued in exchange for investments                       $      239,020            $            -
                                                                 ==============            ==============
  Stock issued and to be issued for services to be
    received                                                     $    1,250,002            $            -
                                                                 ==============            ==============



The accompanying notes are an integral part of these financial statements.

                                INFE.COM, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MAY 31, 2000
                                (unaudited)


A.	BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
        Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB/A filed on January 25, 2000.

B.	ORGANIZATION

        INFe.com, Inc. was incorporated in the State of Florida on February 1, 1993, under the name of "Infocall Communications Corporation". In April 2000, the Company changed its name from Infocall Communications Corporation to INFe.com, Inc. The Company is engaged in the operations of providing various management consulting and human resources services to emerging growth companies.

C.	SEGMENT INFORMATION

        The Company's reportable operating segments include IT staffing, management consulting and ClubComputer.com. The IT staffing operating segment provides human resources and staffing services; the management consulting operating segment provides financial and management consulting services to emerging growth companies; and the ClubComputer.com operating segment is an on-line computer retailer.

        The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to segments other than ClubComputer.com, which is disclosed below. Therefore, segment information reported includes only revenues, cost of revenues, gross margin and assets allocated to ClubComputer.com.

                                 INFE.COM, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MAY 31, 2000
                                 (unaudited)
                                 (Continued)

C.	SEGMENT INFORMATION (continued)

        Operating segment data for the three and six months periods ended May 31, 2000 and 1999 was as follows:

                                 IT            Management      ClubCom-
                               Staffing        Consulting      puter.com       Total
                               --------        ----------      ---------       -----

Three months ended May 31,
   2000:
        Revenues               $    63,351     $   164,350     $     -         $   227,701
        Cost of revenues           (41,990)              -           -             (41,990)
                               -----------     -----------     -----------      ----------
           Gross margin        $    21,361     $   164,350     $     -         $   185,711
                               ===========     ===========     ===========      ==========

Three months ended May 31,
   1999:

        Revenues               $    93,480     $     -         $     -         $    93,480
        Cost of revenues           (88,526)          -               -             (88,526)
                               -----------     -----------     -----------      ----------
           Gross margin        $     4,954     $     -         $     -         $     4,954
                               ===========     ===========     ===========      ==========

Six months ended May 31,
   2000:
        Revenues               $   135,884     $   194,350     $     -         $   330,234
        Cost of revenues           (98,630)              -           -
                               -----------     -----------     -----------      ----------
           Gross margin        $    37,254     $   194,350     $      -         $  231,604
                               ===========     ===========     ===========      ==========
        Intangible assets
        as of May 31, 2000     $     -         $     -         $ 1,568,789     $ 1,568,789
                               ===========     ===========     ===========      ==========

Six months ended May 31,
   1999:
        Revenues               $   116,220     $     -        $      -         $   116,220
        Cost of revenues          (116,830)          -               -            (116,830)
                               -----------     -----------    -----------      ----------
           Gross margin        $      (610)    $     -        $      -         $     (610)
                               ===========     ===========    ===========      ==========
        Intangible assets
        as of May 31, 1999     $     -         $     -        $      -         $    -
                               ===========     ===========    ===========      ==========



D.	INVESTMENTS

        In accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. Investments consist of trading and available-for-sale securities. As a result, the securities are carried at fair value. In April 2000, the Company acquired 200,000 shares of Xpedian.com in exchange for 200,000 shares of the Company's stock for a total investment of approximately $239,000. The investment in Xpedian.com is classified as available-for-sale securities. As of May 31, 2000, the Company's investment in Xpedian.com was valued at approximately $90,000, and accordingly the Company recorded a $148,000 unrecognized loss as a component of other comprehensive income.

                                  INFE.COM, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MAY 31, 2000
                                  (unaudited)
                                  (Continued)

E.	REVENUE RECOGNITION

        The Company earns revenue from IT Staffing fees and management consulting fees, both of which are recognized as the services are rendered, generally over the life of an agreement.

        The Company periodically receives equity instruments and warrants from companies for which it performs services, in addition to the cash paid for such services. Primarily all of the equity instruments are in public companies, with limited trading activity. Equity instruments and warrants for which there is not a readily available market value, are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, a history of cash flow from operations, and other pertinent factors. Management also considers recent offers to purchase a portfolio of the company's securities and the filings of registration statements in connection with other offerings of the company's securities. During the six months ending May 31, 2000, the Company recognized revenue associated with the stock and warrants received or to be received in the amount of $194,000.

F.	NOTE RECEIVABLE

        The Company has an unsecured convertible subordinated debenture dated May 2000 in the original amount of $50,000 with interest payable quarterly at an interest rate of 9% per annum, maturing in one year from the date of the note. The debenture is convertible at any time at the holder's option into shares of the borrowing company's corporate stock.

G.	LIABILITY FOR STOCK TO BE ISSUED

        The amount due of $2,037,000 at May 31, 2000 represents stock to be issued to individuals from which the Company has received payment, stock to be issued to individuals for services rendered during the period, as well as stock to be issued in conjunction with the acquisition described in Note I.

H.	COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows:


                                     Three months                   Six months
                                     ended May 31,                  ended May 31,
                                     -------------                 --------------
                                  2000           1999            2000            1999
                                  ----           ----            ----            ----


Net loss                      $   (907,087)   $ (173,169)    $ (1,309,208)   $ (368,821)
  Unrealized loss on
  available for-sale
  securities                      (148,750)        -             (148,750)        -
                              ------------    ----------     ------------    ----------
                              $ (1,055,837)   $ (173,169)    $ (1,457,958)   $ (368,821)
                              ============    ==========     ============    ==========


                                  INFE.COM, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                  (unaudited)
                                  (Continued)

I.	ACQUISITION

        Effective April 10, 2000, the Company acquired the intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of (1) 250,000 shares of the Company's restricted common stock at closing, and
        (2) seven equal installments of $250,000 in the Company's restricted common stock every three months from the date of closing. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price of approximately $1.6 million has been assigned to intangible assets acquired based on estimated fair values at April 10, 2000, the date of acquisition. The intangible assets are being amortized over a three year period.

        As of May 31, 2000, 250,000 restricted shares had been issued to ClubComputer, with the fair value of the remaining shares, discounted for present value, included in the liability for stock to be issued (see Note G).

J.	RELATED PARTY TRANSACTIONS

        The President of the Company has loaned the Company money to fund current operations. At May 31, 2000, the Company was indebted to the President for $1,350.

        The President of the Company was compensated for services to be rendered during the year ending November 30, 2000 by the granting of 250,000 shares of the Company's common stock. The unearned portion of this compensation has been included in prepaid expenses. In addition, as of May 31, 2000, the Company was liable to the President for bonus amounts representing an additional 205,615 shares of restricted stock; this amount is included in the liability for stock to be issued.

K.	NET LOSS PER COMMON SHARE

        As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                                                 May 31, 2000                   May 31, 1999
                                                 ------------                   ------------
                                            Three                           Three
                                            Months       Six Months        Months       Six Months
                                            Ended          Ended           Ended          Ended
                                       -------------   -------------     -----------   -----------

        Net loss (numerator)           $    (907,087)   $ (1,309,208)     $ (173,169)   $ (368,821)

        Weighted average share
        (denominator)                     11,374,634      10,454,449       7,512,763     7,429,430
        Basic net loss per share       $        (.08)   $       (.13)     $     (.02)   $     (.05)
        Dilutive shares
        (denominator)                     11,374,634      10,454,449       7,512,763     7,429,430
        Diluted net loss per
        share                          $        (.08)   $       (.13)     $     (.02)   $     (.05)




        As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, 1,130,000 purchase warrants granted as of May 31, 2000 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive. No purchase warrants were granted during the six months ended May 31, 1999. In addition, the Company is liable to issue 968,000 shares of common stock related to cash received and services rendered for the six months ended May 31, 2000.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

                             INFE.COM, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Risk Factors and Cautionary Statements" section included in our Registration Statement on Form 10SB12G filed with the SEC on December 30, 1999, and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Basis of Presentation

Certain amounts for prior periods in the accompanying financial statements, and in the discussion below have been reclassified to conform with current period presentations.

Three months ended May 31, 2000 compared to three months ended May 31, 1999

     Revenues for the quarter ended May 31, 2000 increased $134,221, or 144%, to $227,701 from $93,480 for the quarter ended May 31, 1999. The increase was largely attributable to an increase of $164,350 in revenues for management consulting services. We believe that our operating divisions will continue to develop revenues. We also expect to acquire a professional employer organization, "PEO", this year to provide additional revenue sources. Any proposed acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased revenues by existing divisions, and revenues from new acquisitions, we expect to report future revenue growth.

     Cost of revenues decreased $46,536, or 53%, to $41,990 in the second quarter of fiscal 2000 from $88,526 for the corresponding period in fiscal 1999. The cost of revenues decreased primarily as a result of lower IT staffing revenues. Cost of revenues as a percentage of revenues decreased to 18% in the second quarter of fiscal 2000 from 95% in the same period during the prior year, primarily as a result of our increased focus on improving margin percentages.

     Operating expenses increased $794,398, or 452%, to $970,159 in the quarter ended May 31, 2000, from $175,761 for the period ended May 31, 1999. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

     Depreciation and amortization increased $49,305, to $51,667 in the quarter ended May 31, 2000, from $2,362 for the period ended May 31, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com, Inc. in the prior quarter.

     Realized loss on investments increased $14,998, to $14,998 in the quarter ended May 31, 2000 from $0 for the period ended May 31, 1999. The increase in this account is due to the sale of certain marketable securities below the original cost.

     Unrealized loss on investments increased $36,816, to $36,816 in the quarter ended May 31, 2000, from $0 for the period ended May 31, 1999. The increase in this account is due to a temporary decline, in our opinion, in the market value of certain marketable securities.

     Interest expense for the quarter ended May 31, 2000 was $20,941, and $0 for the quarter ended May 31, 1999. This increase is due primarily to interest costs associated with the purchase of assets from ClubComputer.com, Inc.

Six months ended May 31, 2000 compared to six months ended May 31, 1999

Revenues for the six months ended May 31, 2000 increased $214,014, or 184%, to $330,234 from $116,220 for the six months ended May 31, 1999. The increase was largely attributable to an increase of $194,350 in revenues for management consulting services. We believe that our operating divisions will continue to develop revenues. We also expect to acquire a professional employer organization, "PEO", during this fiscal year to provide additional revenue sources. Any proposed acquisitions remain subject to customary closing conditions, including regulatory approval and target company stockholder approval. Therefore, as a result of both increased revenues by existing divisions, and revenues from new acquisitions, we expect to report future revenue growth.

     Cost of revenues decreased $18,200 or 16%, to $98,630 in the six months ended May 31, 2000 from $116,830 for the corresponding period in fiscal 1999. The cost of revenues decreased primarily as a result of our increased focus on improving margin percentages.

     Operating expenses increased $1,046,761, or 286%, to $1,412,884 for the six months ended May 31, 2000, from $366,123 for the period ended May 31, 1999. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

     Depreciation and amortization increased $49,632, to $53,841 for the six months ended May 31, 2000, from $4,209 for the period ended May 31, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com Inc. in the prior quarter.

     Realized loss on investments increased $14,998, to $14,998 for the six months ended May 31, 2000 from $0 for the period ended May 31, 1999. The increase in this account is due to the sale of certain marketable securities below the original cost.

     Unrealized loss on investments increased $39,495, to $39,495 for the six months ended May 31, 2000, from $0 for the period ended May 31, 1999. The increase in this account is due to a temporary decline, in our opinion, in the market value of certain marketable securities.

     Interest expense for the six months ended May 31, 2000 was $21,989, and $286 for the six months ended May 31, 1999. This increase is due primarily to interest costs associated with the purchase of assets of ClubComputer.com, Inc.

Other

     In March, 2000, we raised $421,000 in additional working capital in exchange for 421,000 shares of restricted, (Rule 144(A)), common stock of INFe.com, Inc. and 421,000 shares of restricted, (Rule 144(A)), common stock of IT*CareerNet.com, Inc, a subsidiary of INFe.com, Inc.


Liquidity and Capital Resources

     We believe that our existing capital resources together with cash flow from operations and ongoing fund raising efforts will be sufficient to meet our short-term operating expenses and capital requirements. However, our long-term capital requirements will depend upon many factors, some of which are beyond our control.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     We are exposed to equity price risks on the marketable portion of its equity securities. Our available-for-sale securities at May 31, 2000 include strategic equity positions in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on these securities.

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.


PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
        -----------------

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is our opinion that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our financial position.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

In March 2000, we issued 1,632,801 shares of our common stock to consultants with an aggregate value of $1,392,668. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

In March 2000, we issued 351,880 shares of our common stock to certain employees for compensation of $265,940. These securities were issued pursuant to an exemption from the registration provided by Section 4(2) of the Securities Act.

In April 2000, we issued 200,000 shares of our common stock in return for 200,000 shares of another public company valued at $239,020. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

In April 2000, we issued 250,000 shares of our common stock in accordance with the asset purchase agreement for certain assets of ClubComputer.com, Inc. These securities were issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act.

In April 2000, we issued 190,000 shares of our common stock to consultants with an aggregate value of $244,018. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

In May 2000, we issued 15,470 shares of our common stock to consultants with an aggregate value of $13,211. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not Applicable

Item 5. Other Information
        -----------------

Not Applicable


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibit No.	Exhibit Name
             -----------        ------------


        (b)  Reports on Form 8-K
             -------------------

              The Company, on April 28, 2000 filed on form 8-K information, pursuant to Item 2, "Acquisition or Disposition of Assets" supplying the required information regarding the Company's acquisition of a significant number of assets from ClubComputer.com, Inc. of Nellysford, VA, pursuant to an Agreement for Sale of Assets.

		The Company, on June 26, 2000 filed on form 8-K/A amended information pursuant to Item 2, "Acquisition or Disposition of Assets" supplying the required information regarding the Company's acquisition of a significant number of assets from ClubComputer.com, Inc. of Nellysford, VA, pursuant to an Agreement for Sale of Assets.

	(c)  Exhibit No		Exhibit Name
             ----------         ------------



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFE.COM, INC.
                                       (Registrant)


Date: July 20, 2000                    /s/ Tom Richfield
                                       --------------------------------------
                                       Tom Richfield, Chief Executive Officer



Date: July 20, 2000                    /s/ Harold Mohn
                                       --------------------------------------
                                       Harold Mohn, Chief Financial Officer