Form 10QSB
period 2000-08-31
INFE COM INC
filed 2000-10-16
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 000-28729

                             INFE.COM, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          FLORIDA                                   11-3144463
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

          8000 Towers Crescent Drive #640
          Vienna, VA                                      22182
          ----------------------------------------     ----------
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

                 Yes  [ X ]              No  [___]

Number of shares outstanding of the issuer's common stock, as of August 31, 2000

Common Stock, par value $.0001 per share                 15,405,009
----------------------------------------         ----------------------------
             Class                               Number of shares outstanding

                               INFE.COM, INC.

                                FORM 10-QSB

                   FOR THE QUARTER ENDED AUGUST 31, 2000

                             TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                       PAGE NO.

  ITEM 1  Condensed Financial Statements
          Balance Sheets as of August 31, 2000 (Unaudited)
             and November 30, 1999                                     2
          Unaudited Statements of Operations for the three
             months ended August 31, 2000 and 1999                     3
          Unaudited Statements of Operations for the nine
             months ended August 31, 2000 and 1999                     4
          Unaudited Statements of Cash Flows for the nine
             months ended August 31, 2000 and 1999                     5
          Notes to Condensed Financial Statements (Unaudited)          6

  ITEM 2  Management's discussion and analysis of financial
          condition and results of operations                          12

PART II	OTHER INFORMATION

  ITEM 1  Legal Proceedings                                            16

  ITEM 2  Changes in securities                                        16

  ITEM 6  Exhibits                                                     18

SIGNATURES                                                             20

                               INFE.COM, INC.
                          CONDENSED BALANCE SHEETS

                                                 August 31,        November 30,
                                                   2000               1999
                                                (Unaudited)
ASSETS

Current Assets:
  Cash                                          $    24,189       $   117,227
  Certificate of deposit - restricted                50,000            50,000
  Trade accounts receivable, net                    197,794            32,880
  Trading securities                                168,055                 -
  Available-for-sale securities                     409,297                 -
  Stock and warrants receivable                   1,226,692                 -
  Loan and notes receivable                         127,390                 -
  Loan receivable, related party                     66,500                 -
  Prepaid expenses                                   70,053                 -
  Accrued interest receivable                         4,235                 -
                                                -----------       -----------
        Total Current Assets                      2,344,205           200,107

Property and equipment, net                          33,724            24,246
Software development costs, net                     116,753            38,010
Intangible assets, net                              631,920                 -
Deferred costs                                            -            25,000
Deposits                                             34,528             6,028
                                                    816,925            93,284
                                                -----------       -----------
                                                $ 3,161,130       $   293,391
                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses         $   346,818       $   122,958
  Line of credit - bank                              50,000            45,000
  Current portion of capital lease obligation         2,932             4,589
  Subordinated Note payable                         295,021                 -
  Note payable                                            -            12,245
  Due to related parties                              4,150            41,616
  Deferred revenue                                  230,929                 -
  Liability for stock to be issued                  133,683           309,280
                                                -----------       -----------
        Total Current Liabilities                 1,063,533           535,688

Long-Term Liabilities:
  Capital lease obligation                            1,921             3,978
                                                -----------       -----------
        Total Liabilities                         1,065,454           539,666

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                        1,541               854
  Additional paid-in-capital                      5,892,301         1,227,145
  Accumulated deficit                            (2,675,863)       (1,474,274)
  Accumulated other comprehensive loss             (391,848)                -
                                                -----------       -----------
                                                  2,826,131          (246,275)
  Deferred Compensation                            (730,455)                -
                                                -----------       -----------
        Total Stockholders' Equity (Deficit)      2,095,676          (246,275)
                                                -----------       -----------
                                                $ 3,161,130       $   293,391
                                                ===========       ===========




                 See notes to condensed financial statements

                               INFE.COM, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
                Three Months Ended August 31, 2000 and 1999


                                                     2000           1999
                                                     ----           ----
REVENUE:
  IT Staffing                                    $   112,067          81,480
  Management Consulting Fees                       1,258,710               -
                                                 -----------      ----------
                                                   1,370,777          81,480

COST OF REVENUE - IT Staffing                         52,180          55,892
                                                 -----------      ----------

    Gross Profit                                   1,318,597          25,588

OPERATING EXPENSES                                 1,205,132          97,790
                                                 -----------      ----------

  Income (Loss) from operations                      113,465         (72,202)

OTHER INCOME (EXPENSES):
  Depreciation and amortization                      (38,519)         (4,725)
  Realized loss on investments                       (63,215)              -
  Unrealized holding gain on investments              94,930               -
  Interest income                                      2,642               -
  Interest expense                                    (1,684)           (256)
                                                 -----------      ----------
                                                      (5,846)         (4,981)
                                                 -----------      ----------

NET INCOME (LOSS)                                $   107,619      $  (77,183)
                                                 ===========      ==========
NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                            $      0.01      $    (0.01)
                                                 ===========      ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              13,972,316       7,697,763
                                                 ===========      ==========




                See notes to condensed financial statements

                                 INFE.COM, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 Nine Months Ended August 31, 2000 and 1999


                                                     2000           1999
                                                     ----           ----
REVENUE:
  IT Staffing                                    $   247,951         197,700
  Management Consulting Fees                       1,453,060               -
                                                 -----------     -----------
                                                   1,701,011         197,700

COST OF REVENUE - IT Staffing                        150,810         172,722
                                                 -----------     -----------

  Gross Profit                                     1,550,201          24,978

OPERATING EXPENSES                                 2,618,016         463,913
                                                 -----------     -----------

  Loss from operations                            (1,067,815)       (438,935)

OTHER INCOME (EXPENSE):
  Depreciation and amortization                      (92,360)         (8,934)
  Realized loss on investments                       (78,213)
  Unrealized holding gain on investments              55,435
  Interest income                                      5,037           2,407
  Interest expense                                   (23,673)           (543)
                                                 -----------     -----------
                                                    (133,774)         (7,070)
                                                 -----------     -----------

NET LOSS                                         $(1,201,589)    $  (446,005)
                                                 ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $     (0.10)    $     (0.06)
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              12,033,737       7,549,430
                                                 ===========     ===========





                See notes to condensed financial statements

                                INFE.COM, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   Nine Months Ended August 31, 2000 and 1999


                                                              2000          1999
Cash Flows from Operating Activities:
  Net loss                                                 (1,201,589)     (446,005)

  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                          92,360         8,934
        Unrealized holding gain on investments                (55,435)            -
        Realized losses on investments                         78,213             -
        Stock issued in lieu of cash for professional
          services                                          1,616,155       307,569
        Stock to be issued in lieu of cash for
          professional services                                52,349             -
        Stock received and to be received in lieu of
          cash for services rendered                       (1,255,943)            -
        Changes in operating assets and liabilities:
           Increase in accounts receivable                   (209,914)      (49,635)
           Increase in accrued interest receivable             (4,235)            -
           Increase in prepaid expenses                        (2,000)            -
           Increase in accounts payable and accrued
             expenses                                         218,685        58,465
           Amortization of deferred revenue                    (2,117)            -
                                                           ----------     ---------
                                                             (673,471)     (120,672)

Cash Flows from Investing Activities:
  Purchase of investments                                    (385,540)            -
  Proceeds from sale of investments                           270,527             -
  Purchase of property and equipment                          (12,310)       (1,878)
  Investment in sofware development costs                           -          (132)
  Payments received from (issuance of) note receivable       (124,890)       69,438
  Decrease in deferred costs                                   25,000             -
  Loan to related party                                       (66,500)            -
  Deposit                                                     (28,500)            -
  Net cash used in acquisitions                               (84,950)            -
                                                           ----------     ---------
                                                             (407,163)       67,428

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                  741,000        40,000
  Proceeds from issuance of note payable                      295,021           669
  Proceeds from loans from related parties                      4,150        10,407
  Repayment of loans from related parties                     (41,616)
  Payments of capital lease obligation                         (3,714)       (1,918)
  Repayment of long-term debt                                 (12,245)            -
  Increase in bank line of credit                               5,000             -
                                                           ----------     ---------
                                                              987,596        49,158

Net Decrease in Cash and Cash Equivalent                      (93,038)       (4,086)

Cash and Cash Equivalent, Beginning                           117,227         4,086
                                                           ----------     ---------

Cash and Cash Equivalent, Ending                               24,189             -
                                                           ==========     =========



                 See notes to condensed financial statements

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed balance sheet as of August 31, 2000, the condensed statements of operations for the three months and nine months ended August 31, 2000 and 1999, and the condensed statements of cash flows for the nine months ended August 31, 2000 and 1999 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's November 30, 1999 Form 10SB/A. The results of operations for the three and nine-month periods ended August 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information for the nine months ended August 31, 2000 and 1999 are as follows:


                                                        2000              1999
                                                     ------------     ------------

Interest paid during the period                      $      3,732     $        543
                                                     ============     ============
Non-Cash Investing and Financing Activities:
  Stock issued and to be issued for services
    to be received                                   $    800,508
                                                     ============
  Purchase of assets through issuance of stock
    and liability for stock to be issued:
      ClubComputer                                   $    597,800
                                                     ============
      Exposure4U                                     $     13,281
                                                     ============
  Stock issued in exchange for investments           $    575,020
                                                     ============
  Stock issued as a reduction of the liability
    for stock to be issued                           $    309,280
                                                     ============
  Purchase of internal use software through
    issuance of stock                                $     92,813
                                                     ============
  Stock received in satisfaction of trade account
    receivable and note receivable                   $     45,000
                                                     ============
  Stock issued for services rendered to 3rd party    $     15,000
                                                     ============
  Receipt of securities in satisfaction of loan
    receivable                                       $     12,500
                                                     ============
  Financed acquisition of equipment                                         11,576
                                                                      ============


NOTE 3. SEGMENT INFORMATION

     The Company's reportable operating segments include IT staffing, management consulting and ClubComputer.com. The IT staffing operating segment provides human resources and staffing services; the management consulting operating segment provides management consulting services

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)


to emerging growth companies; and the ClubComputer.com operating segment is an on-line computer retailer.

     The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to segments other than ClubComputer.com. Therefore, segment information reported includes only revenues, cost of revenues, gross margin and assets allocated to ClubComputer.com.

     Operating segment data for the three and nine months periods ended August 31, 2000 and 1999 is as follows:

                                     IT         Management        Club
                                   Staffing     Consulting     Computer.com       Total
                                  ----------    -----------    ------------    -----------
Three months ended August 31,
   2000:
        Revenue                   $ 112,067     $ 1,258,710    $        -      $ 1,370,777
        Cost of revenue             (52,180)              -             -          (52,180)
                                  ---------     -----------    ----------      -----------
          Gross margin            $  59,887     $ 1,258,710    $        -      $ 1,318,597
                                  =========     ===========    ==========      ===========
Three months ended August 31,
   1999:
        Revenue                   $  81,480     $         -    $        -      $    81,480
        Cost of revenue             (55,892)              -             -          (55,892)
                                  ---------     -----------    ----------      -----------
          Gross margin            $  25,588     $         -    $        -      $    25,588
                                  =========     ===========    ==========      ===========
Nine months ended August 31,
   2000:
        Revenue                   $ 247,951     $ 1,453,060    $        -       $ 1,701,011
        Cost of revenue            (150,810)              -             -          (150,810)
                                  ---------     -----------    ----------      -----------
          Gross margin            $  97,141     $ 1,453,060    $        -       $ 1,550,201
                                  =========     ===========    ==========      ===========
Assets as of August 31, 2000:
      ClubComputer.com            $       -     $         -    $  531,378      $         -
                                  =========     ===========    ==========      ===========
Nine months ended August 31,
   1999:
        Revenue                   $ 197,700     $         -    $        -      $   197,700
        Cost of revenue            (172,722)              -             -         (172,722)
                                  ---------     -----------    ----------      -----------
          Gross margin            $  24,978     $         -    $        -      $    24,978
                                  =========     ===========    ==========      ===========

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)


NOTE 4.  INVESTMENTS

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with the statement. The statement further requires that unrealized holding gains and losses for trading securities be included in earnings and unrealized gains and losses for available-for-sales securities be excluded from earnings and reported as a separate component of other comprehensive income.

     The following is a summary of investment securities (including stock and warrants receivable) as of August 31, 2000. The Company did not have any investment securities as of November 30, 1999.

                                            Gross        Gross
                         Amortized       Unrealized    Unrealized    Estimated
                            Cost            Gains        Losses      Fair Value
                        -----------      -----------   ----------    -----------

Equity securities       $ 2,027,837      $         -   $  391,848    $ 1,635,989
                        ===========      ===========   ==========    ===========

     There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sales securities for the three months and nine months ended August 31, 2000 and 1999. The change in net unrealized holding losses included in other comprehensive income was $243,098 and $148,750 for the nine months and three months periods ended August 31, 2000, respectively. There were no unrealized holding gains or losses for the three months and nine months ended August 31, 1999.

     The change in the net unrealized holding gain (losses) on trading securities for the nine months ended August 31, 2000 was $94,930.

NOTE 5.  REVENUE RECOGNITION

     The Company earns revenue from IT Staffing fees and management consulting fees, both of which are recognized as the services are rendered, generally over the life of an agreement.

     The Company periodically receives equity instruments and warrants from companies for which it performs services, in addition to the cash paid for such services. Primarily all of the equity instruments are capital stock of public companies, with limited trading activity. Equity instruments and warrants for which there is not a readily available market value, are valued based on factors such as price offered in a private placement, a history of cash flow from operations, and other pertinent factors. Management also considers recent offers to purchase a portfolio of the company's securities and the filings of registration statements in connection with other offerings of the company's securities. During the three months and nine months ending August 31, 2000, the Company recognized revenue associated with the stock and warrants received or to be received in the amount of $1,258,710 and $1,453,060, respectively.

NOTE 6.  LOANS AND NOTES RECEIVABLE

     The Company loaned a total of $127,390 to one of its customers under the following terms:

     - An unsecured convertible subordinated debenture dated May 2000 in the original amount of $50,000 with interest payable quarterly at an interest rate of 9% per annum, maturing in one year from the date of the note. The debenture is convertible at any time at the holder's option into shares of the borrowing company's corporate stock.

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)


     - An unsecured note dated August 2000 in the original amount of $50,000 accruing interest at 8%, with no stated maturity date.
     -   An unsecured $12,390 loan
     - 37,500 shares of the Company's common stock valued at $15,000 issued to a third party for services performed by the third party for the customer.

Subsequent to August 31, 2000, the 8% $50,000 note and the $12,390 loan were repaid.


NOTE 7.  LIABILITY FOR STOCK TO BE ISSUED

     The amount due of $133,683 at August 31, 2000 represents stock to be issued to individuals for services rendered during the period, and stock to be issued for the Exposure4U acquisition.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                    Three Months                   Nine Months
                                  Ended August 31,               Ended August 31,
                                  ----------------               ----------------
                                 2000          1999             2000          1999
                                 ----          ----             ----          ----

Net Income (loss)              $ 107,619    ($  77,183)     ($1,201,589)    ($ 446,005)

Unrealized loss on available-
  for-sale securities         (  243,098)            -      (   391,848)             -
                               ---------     ---------       ----------      ---------
                              ($ 135,479)   ($  77,183)     ($1,593,437)    ($ 446,005)
                               =========     =========       ==========      =========


NOTE 9.  ACQUISITIONS

     Effective April 10, 2000, the Company acquired the intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of (1) 250,000 shares of the Company's restricted common stock at closing, which were valued at $320,250 and (2) seven equal installments of $250,000 in the Company's restricted common stock every three months from the date of closing. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price of approximately $1.6 million had been assigned to intangible assets acquired based on estimated fair values at April 10, 2000, the date of acquisition. The intangible assets are being amortized over a three year period.

     On August 9, 2000, the Company signed an addendum to the Agreement for Sales of Assets of ClubComputer.com, Inc. The addendum provides for a single and final payment of 800,000 shares after receipt of which the Company will have completely extinguished its debt to the Seller. The 800,000 shares were issued to ClubComputer, and valued at $277,550, resulting in a downward adjustment of the purchase price of approximately $1,035,000. The value originally assigned to intangible assets was modified accordingly.

     On July 19, 2000, the Company acquired the intangible assets of Placeum.com, in exchange for $50,000 in cash and assumption of a $6,171 liability. The acquisition was accounted for as a purchase. The entire purchase price of $56,171 is included in intangible assets and is being amortized over a three year period.

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)


     On August 16, 2000, the Company acquired the assets of Exposure4u.com, Inc. for a total consideration of $53,406, consisting of $40,125 in cash and the issuance of 42,500 shares of the Company's common stock valued at $13,281. The acquisition was accounted for as a purchase. The total consideration exceeded the assets acquired (consisting of hardware and software) by approximately $46,063. The excess has been included in intangible assets and is being amortized over a three year period.

     As an integral part of the acquisition of Exposure4U, the Company entered into employment agreements with the two former owners of Exposure4U. Both agreements were for a period of one year, from August 21, 2000 to August 21, 2001. Each agreement provides for the following:

     -   An annual salary of $72,000;
     - After six months of employment, a bonus consisting of 50,000 shares of the Company's common stock and an additional $25,000 worth of the Company's common stock based on the fair market value of the stock at the end of the six-month period;
     - After twelve months of employment, $50,000 worth of the Company's common stock based on the fair market value of the stock at the end of the twelve-month period; and
     - 30,000 stock options at an exercise price of $0.50 per share, vesting ratably over a three-year period, with an expiration date of 5 years.

NOTE 10. RELATED PARTY TRANSACTIONS

     As of August 31, 2000, the Company has a receivable of $66,500 from its President.

     The President of the Company was compensated for services to be rendered during the year ending November 30, 2000 by the granting of 250,000 shares of the Company's common stock. The unearned portion of this compensation has been included in prepaid expenses. In addition, as of August 31, 2000, the Company was liable to the President for bonus amounts representing an additional 180,001 shares of restricted stock; this amount is included in the liability for stock to be issued.

NOTE 11. SUBORDINATED NOTE PAYABLE

     As of August 31, 2000, the Company had a $295,021 subordinated note payable to a third party. The note is accruing interest at 10% per annum. The note is collateralized by an engagement agreement between the Company and one of its customers dated May 2, 2000, pursuant to which the Company is to receive a management fee of $150,000. Upon receipt of this fee, the Company shall remit to the holder of the note the principal amount of $150,000 and all accrued interest. The remaining balance of the note is payable through issuance of the Company's common stock and/or, through delivery of securities owned by the Company.

NOTE 12. COMMON STOCK

     Private Placements of Common Stock

     During the nine months ended August 31, 2000, the Company issued a total of 1,821,000 shares of common stock for a total consideration of $1,006,000 in private transactions to accredited investors. Of the total consideration of $1,006,000, $265,000 related to cash received during the period prior to August 31, 2000.

                             INFE.COM, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            AUGUST 31, 2000
                              (Unaudited)


     Common Stock for Services

     During the nine months ended August 31, 2000, the Company issued a total of 3,352,108 shares of common stock for services rendered and to be rendered to the Company valued at $2,390,890. Of this amount, $44,280 related to services performed during the period prior to August 31, 2000 and $730,455 relates to services to be performed for the Company. In addition, the Company issued 37,500 shares to a vendor for services rendered to a third party valued at $15,000. The $15,000 is shown as a receivable from that third party. See note 6.

     Shares Exchange Agreements

     During the nine months ended August 31, 2000, the Company entered into two consulting and/or strategic alliance agreements with two entities providing for exchange of shares between the Company and the respective entities as follows:

     - In the first agreement, the Company exchanged 300,000 shares of its common stock for 4,307,692 shares of the entity. This transaction was valued at $336,000.

     - In the second agreement, the Company exchanged 200,000 shares of its common stock for 200,000 shares of the entity. This transaction was valued at $239,020.

     Purchase of internal use software through issuance of common stock

     During the nine months ended August 31, 2000, the Company purchased internal use software through issuance of 107,471 shares of its common stock value at $92,813.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of historical nature, such statements are forward-looking statements, which involve risks and uncertainties.

Results of Operations
---------------------

Three Months Ended August 31, 2000 and 1999

     Revenues for the quarter ended August 31, 2000 increased
$1,289,297 or 1,582%, to $1,370,777 from $81,480 for the quarter ended
August 31, 1999. The increase was largely attributable to an increase of $1,258,710 in revenues for consulting services of INFe-Ventures, Inc.

     Cost of revenues decreased by $3,712, or 7%, to $52,180 in the third quarter of fiscal 2000 from $55,892 for the corresponding period in fiscal 1999. The cost of revenues decreased although revenues in the IT staffing division increased from $81,480 in the third quarter of fiscal 1999 to $112,067 in the third quarter of fiscal 2000, a 38% increase. As a percentage of revenue, the cost of revenues decreased to 46% in the third quarter of fiscal 2000 from 69% in the same period during the prior year, primarily as a result of our increased focus on improving margin percentages.

     Operating expenses increased $1,107,342, or 1132%, to $1,205,132 in the quarter ended August 31, 2000, from $97,790 for the period ended August 31, 1999. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

     Depreciation and amortization increased $33,794, to $38,519 in the quarter ended August 31, 2000, from $4,725 for the period ended August 31, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com, Inc. in the prior quarter.

     Realized loss on investments increased $63,215 to $63,215 in the quarter ended August 31, 2000 from $0 for the period ended August 31, 1999. The increase in this account is due to the sale of certain trading securities for less than the original cost.

     Unrealized holding gain on trading securities increased $94,930, to $94,930 in the quarter ended August 31, 2000, from $0 for the period ended August 31, 1999. The increase in this account is due to an increase in the market value of some securities, offset by a temporary decline in the market value of other securities.

Nine Months Ended August 31, 2000 and 1999

     Revenues for the nine months ended August 31, 2000 increased by $1,503,311, or 760%, to $1,701,011 from $197,700 for the nine months ended August 31, 1999. The increase was largely attributable to an increase of $1,453,060 in revenues for consulting services of INFe-Ventures, Inc.

     Cost of revenues decreased by $21,912, or 13%, to $150,810 during the nine months ended August 31, 2000 from $172,722 for the corresponding period in fiscal 1999. The cost of revenues decreased although revenues in the IT staffing division increased from $197,700 for the nine months ended August 31, 1999 to $247,951 for the nine months ended August 31, 2000, a 25% increase. As a percentage of revenue, the cost of revenues decreased to 61% in the third quarter of fiscal 2000 from 87% in the same period during the prior year, primarily as a result of our increased focus on improving margin percentages.

     Operating expenses increased $2,154,103, or 464%, to $2,618,016 for the nine months ended August 31, 2000, from $463,913 for the period ended August 31, 1999. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

     Depreciation and amortization increased by $83,426, to $92,360 for the nine months ended August 31, 2000, from $8,934 for the period ended August 31, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com, Inc. in the prior quarter.

     Realized loss on trading securities increased $78,213, to $78,213 for the nine months ended August 31, 2000 from $0 for the period ended August 31, 1999. The increase in this account is due to the sale of certain trading securities below the original cost.

     Unrealized gain on trading securities increased $55,435, to $55,435 for the nine months ended August 31, 2000, from $0 for the period ended August 31, 1999. The increase in this account is due to an increase of approximately $72,916 on the market value of one group of securities, offset by a temporary decline, in our opinion, in the market value of the remaining securities.


Liquidity and Capital Resources
-------------------------------

     Net cash provided by financing activities was $987,596 for the nine months ended August 31, 2000, compared to $49,158 during the nine months ended August 31, 1999. During 2000, the cash provided by financing activities came from sale of our common stock for approximately $741,000 compared to $40,000 in 2000. During 1999, we borrowed $295,021 from third parties, compared to $669 in 1999. During 2000, we borrowed $4,150 from related parties and repaid them $41,616. During 1999, we borrowed $10,407 from third parties. In addition in 2000, we repaid $12,245 in long-term debt and borrowed an additional $5,000 under our bank line of credit.

     During 2000, net cash used in investing activities amounted to $407,163, compared to net cash provided by investing activities of $67,428 during 1999. During 2000, we purchased investments for $385,540 and sold investments at $270,527. We also purchased property and equipment for $12,310. In 2000, we lent $124,890 to one of our customers under separate notes and loans and lent $66,500 to a related party. In addition, during 2000, we spent $84,950 in acquisitions. During 1999, most of the cash provided by investing activities came from payment received on a note receivable for $69,438.

     Cash used in operating activities in 2000 was $673,471, compared to $120,672 in 1999. During 2000, the cash used in operating activities was due to net losses of $1,201,589, increased by stock received and to be received in lieu of cash for services rendered of $1,255,943, mostly offset by stock issued and to be issued in lieu of cash for professional services rendered of approximately $1,616,155. During 1999, the cash used in operating activities was due to net losses of $446,005 partly offset by stock to be issued in lieu of cash for professional services rendered of $307,569.

Accumulated Deficit and Management Plan

     As of August 31, 2000, accumulated deficit amounted to $2,675,863. Operating losses for the nine months ended August 31, 2000 were 1,201,589 compared to $446,005 during the nine months ended August 31, 1999. Approximately $394,000 of the losses for the nine months ended August 31, 2000 were due to non-recurring expenses in connection with issuance of our stock to various consultants which we no longer utilize. However for the three months ended August 31, 2000, net income was $107,619, compared to net losses of $77,183 for the three months ended August 31, 1999. This increase is mostly due to services provided by our Infe-Venture division. We have deferred fees from certain of our clients since we have not yet completed providing services to them. In addition, much of the public company common stock of our clients that we have received in fees is not yet available for sale. Some of the stock contains demand registration rights, some piggy-back registration, and in either case, all of the stock becomes available for sale after we have owned the stock for more than one year, as described in Rule 144 of the SEC code. We have valued this stock at a discount due to those restrictions. Once the stock becomes free trading and we decide to sell it, we may realize additional revenue if it increases in value, or we may incur losses if the market value decreases below the discounted value.

     We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in all of our areas of operation. This plan includes the following, subject to us obtaining financing:

     - Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
     - Completing the acquisition of at least one Professional Employer Organization for our human resources subsidiary, INFe-Human Resources, Inc;
     -   Adding sales staff to our ITCareerNet.com and Placeum operations;
         and
     - Working on bringing additional financing into the company which will allow for a great sales effort and for making additional acquisitions for the human resources subsidiary.

     We have commenced sales efforts for our investor public relations services under our INFe-Relations, Inc. subsidiary.

Year 2000 Compliance

     We did not experience any problems related to the year 2000 issues. We believe that our preparations were adequate and we do not anticipate any problems.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of the Company.

Recent Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted these new accounting standards in 1998.

     SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended by SFAS 137, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter commencing June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). We have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect the adoption of the new standard to affect our financial statements.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the

Company on January 1, 1999 and did not have a material effect on the Company's financial position or results of operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of the date of this filing, there is only one pending legal proceeding against or involving our company. On August 25, 2000 we were served with a lawsuit captioned Venture Consultants, LLC et al. v Dennis Tracz, et al. We are named as a defendant in the lawsuit, which was filed in the Circuit Court for Baltimore City, Maryland.
The lawsuit was filed by some of the shareholders of ClubComputer.com, Inc. and concerns our purchase of Clubcomputer.com's assets in April 2000. The plaintiffs objected to the sale of assets and sought monetary damages from some defendants, but not from us, as well as other relief. We were named in one count, alleging we knowingly participated in the misappropriation of a corporate opportunity by Harold Mohn, Clubcomputer.com's CFO. The plaintiffs have requested the court to declare that we knowingly participated in this alleged misappropriation and that the assets should be sold to a third party in exchange for stock. Plaintiffs also request the court declare that we acquired its stock in the third party purchase as a constructive trustee for the benefit of Clubcomputer.com. We deny the allegations in the complaint, will defend our interests in court and believe that we will prevail.

ITEM 2. CHANGES IN SECURITIES

Recent Issuance Of Unregistered Securities


Date            Name                               # of Shares     Total Price
----            ----                               -----------     -----------
12/17/99        CRC International Inc                    40,000          (1)
12/17/99        Arthur D. Viola                          60,000          (2)
12/17/99        Joseph F. Rinaldi III                    20,000          (3)
12/17/99        John M. Hughes                            5,000          (2)
12/17/99        Douglas M. Larkin                         5,000          (2)
12/17/99        Elizabeth C. Sara                         5,000          (2)
12/22/99       	Carl Shade & Sharon Fitzsimmons
                  JTWROS                                139,100     $   25,000 (4)
1/13/00         Bill Nesmith                             12,500          (5)
1/13/00         Peter J. Frugone                         10,500          (5)
1/13/00         Gino M. DiClemente                        2,000          (5)
3/17/00         Capital Media Group                     250,000          (2)
3/17/00         Interactive Business Channel            256,401          (6)
3/17/00         National Financial Communications
                  Corp.                                 125,000          (7)
3/17/00         Robert Marks Co Inc.                    125,000          (7)
3/17/00         Madden Consulting, Inc.                  25,000          (8)
4/3/00          Marathon Consulting Corporation          50,000          (9)
4/7/00          IBF Consulting LTD                      200,000         (10)
4/11/00         ClubComputer.com, Inc.                  250,000         (11)
4/20/00         Interactive Business Channel            175,000          (6)
5/25/00         John Curry & Lisa Curry JTWROS           15,470         (12)
5/26/00         Joe C Pilgrim TTEE Apria Investments
                Defined Benefit Pension Plan             15,000      $  15,000
5/26/00         Scott R. Bittl                           20,000      $  20,000
5/26/00         Thomas M. Bruce                          12,000      $  12,000


             Contd..

5/26/00         John Curry & Lisa Curry JTWROS           50,000      $  50,000
5/26/00         Lee E. Davis II                           5,000      $   5,000
5/26/00         Garrick Der                              10,000      $  10,000
5/26/00         Mary A. Eubanks                          10,000      $  10,000
5/26/00         Donald J. Hall, Jr.                       4,000      $   4,000
5/26/00         J. Hoyt Hayes, Jr.                       30,000      $  30,000
5/26/00         Richard W. Hoyt                          10,000      $  10,000
5/26/00         Rick Hunts                               10,000      $  10,000
5/26/00         Chad M. Kammerer                         20,000      $  20,000
5/26/00         Philip W. Kilgore                        10,000      $  10,000
5/26/00         E. Howard King, Jr.                      15,000      $  15,000
5/26/00         Michael Kovalchik                        10,000      $  10,000
5/26/00         Robert K. McConnel & Barbara
                  McConnel JTWROS                        20,000      $  20,000
5/26/00         Dean A. Mitchell                         10,000      $  10,000
5/26/00         Harold S. Mohn, Sr.                      20,000      $  20,000
5/26/00         Gerald J. Napolitano                     10,000      $  10,000
5/26/00         Gerard A. Napolitano                     25,000      $  25,000
5/26/00         Jeffrey A. Neal                          10,000      $  10,000
5/26/00         Nellysford.com, LLC                      10,000      $  10,000
5/26/00         Larry T. Shaffer, Jr.                    15,000      $  15,000
5/26/00         Ronnie Stanfill                          30,000      $  30,000
5/26/00         Kory Swekla                              10,000      $  10,000
5/26/00         Crews Turner Construction Profit
                  Sharing Plan FBO William P. Turner     10,000      $  10,000
5/26/00         S. Greg Waughn                            5,000      $   5,000
5/26/00         Gary R. Wood                             10,000      $  10,000
5/26/00         David M. Zani                             5,000      $   5,000
6/1/00          Richard A. Cooper                        76,190      $  20,000
6/1/00          Charles Dunn                             47,620      $  10,000
6/1/00          Charles Riviere                          76,190      $  20,000
6/5/00          William R. DeRosa Family Trust          500,000      $ 250,000
6/15/00         Archer Systems Limited Inc.             300,000         (13)
6/19/00         Richard Sullivan                        100,000         (14)
6/26/00         William R. DeRosa Family Trust          500,000      $ 250,000
6/26/00         William R. DeRosa Family Trust          200,000         (15)
7/6/00          Adam Taylor                              70,000         (16)
7/25/00         Eric Majors                             100,000      $  10,000 (17)
8/14/00         ClubComputer.com, Inc.                  300,000         (11)
8/14/00         CNET Networks, Inc.                     500,000         (11)
______________________


1)	     Compensation for 2 years of advisory board services
2)      Issued in lieu of cash for consulting services rendered to
        INFe.com, Inc.
3)	     Compensation for advisory board services
4) 100,000 shares sold at $25,000 and 39,100 shares issued pursuant to a Consulting Agreement dated September 24, 1999
5)	     Pursuant to a Consulting Agreement dated December 15, 1999

6) Pursuant to a Consulting Agreement dated March 7, 1999 and a Modification to Consulting Agreement dated March 7, 1999
7)     	Pursuant to a Consulting Agreement dated March 13, 2000
8) Pursuant to a Consulting Agreement dated March 10, 2000 and letter revising agreement dated June 19, 2000
9)	     Pursuant to a Consulting Agreement dated March 28, 2000
10)	    Pursuant to a Share Exchange Agreement dated March 20, 2000
11) Pursuant to an Agreement for Sale of Assets of ClubComputer.com, Inc. dated April 1, 2000; an addendum to the Agreement for Sale of Assets of ClubComputer.com, Inc. dated August 9, 2000; and an letter dated August 9, 2000
12)	    Issued in lieu of cash for finder fees
13)	    Pursuant to a Strategic Alliance Agreement dated May 18, 2000
14) Pursuant to a Consulting Agreement dated June 9, 2000 and Addendum to Consulting Agreement dated August 10, 2000
15)	    Pursuant to a  Consulting Agreement dated November 11, 1998
16)	    Pursuant to an Employment Agreement dated April 26, 2000
17)	    Shares issued upon exercise of options



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

(2.1)	  Addendum to Agreement for Sale of Assets of ClubComputer.com, Inc.
        dated August 9, 2000.(1)
(2.2)	  Letter dated August 9, 2000 related to issuance of the Company's common stock in connection with the purchase of ClubComputer.com,
        Inc.(2)
(2.3)	  Agreement for Sale of Assets of Placeum.com Division of International
        Data Operations, Inc. dated July 19, 2000.(3)
(2.4)	  Bill of Sale and Assignment dated July 19, 2000 between International
        Data Operations, Inc., and INFe.com, Inc.(4)
(2.5)	  Agreement for Sale of Assets of Exposure 4u.com, Inc.*
(10.1)	 Strateginet Corporation Convertible Subordinated Debenture dated May
        12, 2000.(5)
(10.2)	 Guaranty of Strateginet Corporation dated May 12, 2000.(6)
(10.3)	 Strateginet Corporation Non-Transferable 8% Note.*
(10.4)	 Letter Revising Agreement between the Company and Madden Consulting,
        Inc. dated  June 19, 2000.(7)
(10.5)	 Consulting Agreement between the Company and RTS Investor Relations dated June 9, 2000.(8)
(10.6)	 Addendum to Consulting Agreement between the Company and RTS Investor
        Relations dated August 10, 2000.(9)
(10.7)	 Consulting Agreement between the Company and BC Pictures Ltd. dated
        June 1, 2000.(10)
(10.8)	 Douglas Babcock Employment Agreement dated August 25, 2000*
(10.9)	 Kevin Cable Employment Agreement dated August 25, 2000.*
(10.10)	10% Subordinated Note Payable dated August 31, 2000. *
(27.1)	 Financial Data Schedule (For Commission Use Only)
---------------------

* Filed herewith

(1)	   Incorporated by reference from Exhibit 2.2 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(2)	   Incorporated by reference from Exhibit 2.3 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(3)	   Incorporated by reference from Exhibit 2.4 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(4)	   Incorporated by reference from Exhibit 2.5 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(5)	   Incorporated by reference from Exhibit 10.1 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(6)	   Incorporated by reference from Exhibit 10.2 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(7)	   Incorporated by reference from Exhibit 10.5 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(8)	   Incorporated by reference from Exhibit 10.6 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(9)	   Incorporated by reference from Exhibit 10.7 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.
(10)	  Incorporated by reference from Exhibit 10.10 filed with the Company's
       Registration Statement on Form SB-2 dated August 31, 2000.


Reports on Form 8-K
-------------------

On June 27, 2000, the Company filed on form 8-K/A amended information pursuant to Item 2, "Acquisition or Disposition of Assets" supplying the required information regarding the Company's acquisition of a significant number of assets from Clubcomputer.com, Inc. of Nellysford, VA, pursuant to an Agreement for Sale of Assets.

On August 31, 2000, the Company filed on form 8-K/A amended information pursuant to Item 2 and Item 7(b) to revise certain pro forma financial information with respect to the Merger, which information reflects an amendment to the terms of the Merger the Registrant filed with the Current Report on Form 8-K dated April 28, 2000 as amended by Amended Current Report on Form 8-K/A filed on June 27, 2000.

On October 10, 2000, the Company filed on Form 8-K information pursuant to
Item 4 regarding the termination of Hoffman, Fitzgerald & Snyder, P.C., formerly Hoffman, Morrison & Fitzgerald, P.C., as the Company's independent certified public accountants, and the engagement of Rachlin, Cohen & Holtz, P.C., as the Company's independent certified public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INFE.COM, INC.
                                      (Registrant)

Date: October 13, 2000                /s/ Tom Richfield
                                      --------------------------------------
                                      Tom Richfield, Chief Executive Officer

Date: October 13, 2000                /s/ Dominique Sada
                                      --------------------------------------
                                      Dominique Sada, EVP and Controller