Form 10KSB
period 2000-11-30
INFE COM INC
filed 2001-03-15
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended November 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________.

                         Commission File No. 000-28729

                                INFE.COM, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           FLORIDA                                            11-3144463
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

8000 Tower Crescent Drive #640
        Vienna, VA                                              22182
---------------------------------------                   ------------------
(Address of principal executive office)                      (Zip Code)


                               (703) 734-5650
                         ---------------------------
                         (Issuer's telephone number)

      Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $.0001 per share
                  ----------------------------------------
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]    NO   [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the reported transition period: $_____________

As of February 28, 2001 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,463,500, based on the average of the closing bid and asked prices on that date of $0.1406. As of that date, there were 16,661,885 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format.  YES [ ]     NO  [X]

                             INFE.COM, INC.

                              FORM 10-KSB

               FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                           TABLE OF CONTENT

                                                                       PAGE
                                                                        NO.
PART 1
------
ITEM 1  Description of Business                                         1

ITEM 2   Description of Property                                        3

ITEM 3   Legal Proceedings                                              3

ITEM 4  Submission of Matters to a Vote of Security Holders             4

PART II
-------
ITEM 5  Market for Common Equity and Related Stockholder Matters        5

ITEM 6  Management's Discussion and Analysis or Plan of Operation       5

ITEM 7  Financial Statements                                            8

ITEM 8	Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                        8

PART III
--------
ITEM 9  Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act      9

ITEM 10 Executive Compensation                                          10

ITEM 11 Security Ownership of Certain Beneficial Owners and
        Management                                                      12

ITEM 12 Certain Relationships and Related Transactions                  13

ITEM 13 Exhibits and Reports on Form 8-K                                13

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     INFe.com, Inc. ("INFE", the "Company"), was incorporated in the state of Florida on February 1, 1993, and is headquartered in Northern Virginia. INFE offers a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology. To provide these services, INFE utilizes a group of regulatory, compliance, financial and management experts, both inside the Company and as outside consultants, who are made available to its client companies. INFE receives equity ownership and/or consulting fees in exchange for its services.

     INFE owns the following wholly-owned subsidiaries:

          *       INFe-Ventures, Inc.
          *       INFe-Human Resources, Inc.
          *       INFe-Technologies, Inc.
          *       INFe-Relations, Inc.
          *       IT*CareerNET, Inc.

     INFE also operates Placeum.com, an online technology recruiting service, and ClubComputer.com, which, when up and running, is intended to be an Internet-based business-to-consumer supplier of computer hardware and software products.

     In 2000, INFE established these subsidiaries in order to provide the services described below. However, during the fiscal year ended November 30, 2000, all of our activities were conducted by the parent company. Commencing in fiscal year ending November 30, 2001, we started to utilize these subsidiaries. The operations of IT*CareerNET is included in the operations of INFe-Human Resources, Placeum.com became a division of INFe-Human Resources, and ClubComputer a division of INFe-Technologies.

INFe-Ventures, Inc.

     INFe-Ventures, Inc. was established to provide business consulting services for our clients. The services we offer include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning. INFE generally receives fees and equity in the form of cash, and stock/warrants. We currently have several companies, both private and public, under contract and have accumulated a portfolio of stock assets. (See Financial Statements).

INFe-Human Resources, Inc.

     INFe-Human Resources, Inc. was established to provide human resource administrative management, executive compensation plans and staffing services to our clients. This subsidiary currently offers recruiting and staffing services to its clients through IT*CareerNET, which operates a brick and mortar basis as well as through its website at www.ITCareerNET.com.

INFe-Technologies, Inc.

     INFe-Technologies, Inc. was established to provide technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as an technology outsourcing resource to our clients.

INFe-Relations, Inc.

     INFe-Relations, Inc. was established to provide investor and public relations services to our clients. Services being offered include emailing, placement of client profiles on our websites, the arrangement of radio programming and advertising in a variety of financial news publications and other public relations services. In February 2001, we purchased an opt-in list of email addresses who have expressed interest in receiving information on public companies, and have begun emailing to this list on behalf on our clients.

IT*CareerNET, Inc.

     A "click and mortar" business provides information technology recruiting and staffing services to companies through its website and on brick and mortar basis.

The Market

     The changes in the economy since the decline of the dotcom revolution have returned the focus of emerging growth companies to revenues and profits and away from growth and market share oriented decision making. This requires that executives focus on their core business fundamentals and has opened up opportunities for consulting entities to assist these companies in their growth strategies. Additionally, it has made it harder for companies to raise capital, thereby creating new opportunities to introduce companies to capital sources. We generally focus on emerging technology public and private companies that are considered micro-cap in size with sound business concepts and/or technology, but lacking one or more of the key elements for growth and success.

Competition

     The markets for all of our products and services are highly competitive. Furthermore, we expect the markets for our products and services to become increasingly more competitive as more companies offer competition in price, support, additional value added services, and quality, among other factors.

     Our INFe-Ventures subsidiary's primary competitors include a wide range of companies that provide management consulting, strategic business development support, introduction to capital sources and other services. These include companies in the venture capital field as well as broker/dealers and investment banks. This is a fragmented marketplace with no single player dominating the field.. In addition to having more experience and established track records, the vast majority of these competitors have larger pools of both investment capital and skilled employees than we do. These companies include such smaller firms as Benchmark Capital and OffRoad Capital as well as larger firms such as Merrill, Lynch, Andersen Consulting, Salomon Smith Barney, and others.

     Our INFe-Human Resources subsidiary operates in a very fragmented of market human resource services providers. There are a wide variety of regional and national companies that provide recruiting and staffing services including HotJobs.com, ComputerJobs.com, CareerBuilder.com, and others. In addition, if we move into the field of staff leasing and other human resource services we will be competing with larger and better capitalized companies such as Administaff (partially owned by American Express), Employee Solutions and Vincam Solutions of ADP. In addition to the relatively large universe of small PEOs, we will also compete against traditional well-capitalized providers of payroll and human resource services such as ADP, Paychex and Ceridian as well as accounting software companies that offer out-sourced payroll services, such as Quick Books, and traditional in-house payroll operations.

     Our INFe-Technologies subsidiary will face significant competition from the wide variety of technology consulting and development companies that exist. These include both small local or regional companies as well as nationally known website and e-commerce development companies such as Razorfish and companies run by the large consulting and accounting firms.

     Our INFe-Relations subsidiary faces competition from other Investor Relations and Public Relations firms. This is a fragmented marketplace with no dominant player.

Employees

     As of the date of this prospectus we have thirteen full-time employees. In addition, we utilize a varying number of independent contractors and one part time employee.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 1700 square feet of general office space at 8000 Towers Crescent Drive, Suite 640, Vienna Virginia 22182 used as our principal executive offices. The lease had a one year term that commenced on November 1, 1999 and that terminated on October 31, 2000 and provided for initial monthly rents of $4,634 and monthly increases of 3%. In November 2000, the lease was extended for an additional term of one year at a monthly rent of $5,561.

     From April 2000 to October 2000, we leased approximately 250 square feet of general office space at 1200 North Federal Highway, Suite 200, Boca Raton Florida, 33432 which were used as general business offices . The lease had a term of six months and provided for an initial monthly rent of $1,800.00 which included payment for secretarial and other office administrative expenses.

     We now lease approximately 900 square feet of general office space at 2717 E. Oakland Park Blvd., Fort Lauderdale, Florida, 33306. The lease has a term of six months that commenced on October 2000 and provides for monthly rent of $843.

     Up to February 2001, we leased 1,100 square feet of general office space at 1500 Cypress Creek Road, Fort Lauderdale, Florida, 33309. The monthly rent was approximately $1,180.

     Up to April 2000, we leased approximately 1,200 square feet of general office space at 1415 Robinson Road, Old Hickory, TN 37138 which were used as general business offices. The lease was on a month to month basis commencing in March 2000 at a cost of $750 per month.

     Up to February 2000, we leased approximately 250 square feet of general office space at 2 N. Cascade, Suite 1100, Colorado Springs, CO 80903 which were used as general business offices. The lease had an initial term of approximately three months that commenced on February 9, 2000 that terminated on April 30, 2000 and provided for an initial monthly rent of $175.00. The lease was renewed on a month to month basis at $177.00.

ITEM 3. LEGAL PROCEEDINGS

     A complaint was filed by Venture Consultants LLC and others against the Company and other defendants in the Circuit Court of Baltimore City. The complaint alleges that the Company participated in a breach by another defendant of that defendant's fiduciary duty to the plaintiff in connection with the sale of certain assets of the Company. The complaint seeks a constructive trust and other unspecified damages. The Company believes it has meritorious defenses and intends to vigorously defend this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol
"INFE"

     The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                  Common Stock
                                                ---------------
Quarter Ended                                   High        Low
-------------
November 30, 2000                              $ .5312      $ .1250
August 31, 2000                                 0.813        0.250
May 31, 2000                                    3.500        0.563
February 28, 2000                               1.750        0.406

Quarter Ended
-------------
November 30, 1999                              $0.938       $0.313
August 31, 1999                                 0.625        0.266
May 31, 1999                                    1.500        0.375


     RECORD HOLDERS. As of February 26, 2001, the approximate number of record holders of our common stock was 1,665.

     DIVIDEND POLICY. We have never paid cash dividends on our common stock and we intend to retain any future earnings for the operation and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.


Results of Operations

Twelve Months Ended November 30, 2000 as Compared to Nine Months Ended November 30, 1999

     Revenues for the twelve months ended November 30, 2000 increased by $1,151,560, or 293%, to $1,544,261 from $392,701 for the nine months ended
November 30, 1999. The increase was largely attributable to an increase of $1,267,434 in revenues for consulting services, partly offset by a decrease of $115,874 in the IT Staffing division.

     Direct cost of revenues for the IT Staffing division decreased by $49,314, or 21%, to $185,518 during the twelve months ended November 30, 2000 from $234,832 for the nine months ended November 30, 1999. As a percentage of revenue, the cost of revenues increased to 67% during the twelve months ended November 30, 2000 from 60% in the nine months ended November 30, 1999.

     Selling, general and administrative expenses increased $2,730,772, or 328%, to $3,562,152 for the twelve months ended November 30, 2000, from $831,380 for the nine months ended November 30 1999. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consisted primarily of compensation, rent and professional services fees.

     Depreciation and amortization increased by $199,433, to $208,882 for the twelve months ended November 30, 2000, from $9,449 for the nine months ended November 30, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com, Inc., and the write-off of the intangibles from Exposure4U.

     Realized loss on trading securities increased $91,478 to $91,478 for the twelve months ended November 30, 2000 from $0 for the nine months ended November 30, 1999. This increase is due to the sale of certain trading securities below the original cost.

Liquidity and Capital Expenditures

Twelve Months Ended November 30, 2000 as Compared to Nine Months Ended November 30, 1999

     Net cash provided by financing activities was $948,595 for the twelve months ended November 30, 2000, compared to $358,825 during the nine months ended November 30, 1999. During 2000, the cash provided by financing activities came from sale of our common stock for approximately $741,000 compared to $305,000 in 1999. During 2000, we borrowed $295,021 from third parties and repaid them $17,631; we also repaid a $12,245 debt. During 2000, we borrowed $104,132 from related parties and repaid them $108,115, including prior year's balance; during 1999, we borrowed $11,799 from related parties. In addition in 2000, we repaid $45,000 that we had borrowed in 1999 under a bank line of credit.

     During 2000, net cash used in investing activities amounted to $215,626 compared to $42,977 during 1999. During 2000, we purchased investments for $385,850 and sold investments at $293,067. We also purchased property and equipment for $22,664, compared to $10,620 during 1999. In 2000, we lent $124,890 to one of our customers under separate notes and loans and received repayment of $62,365; during 1999, we received $25,000 from a note receivable. During 2000, we wrote off deferred costs of $25,000 incurred during 1999. In addition, during 2000, we spent $84,950 in the acquisition of certain assets, and sold a $50,000 certificate of deposit that we had purchased in 1999.

     Cash used in operating activities in 2000 was $846,715 compared to $198,621 in 1999. During 2000, the cash used in operating activities was due to net losses of $1,933,840, increased by stock received in lieu of cash for services rendered of $1,099,904 and deferred income tax benefit of $592,959, mostly offset by stock issued and to be issued in lieu of cash for professional services rendered of approximately $2,245,610. During 1999, the cash used in operating activities was due to net losses of $684,691 partly offset by stock issued in lieu of cash for professional services rendered of $479,532.

     As of November 30, 2000, we had $106,914 in liability for stock to be issued for the following: $67,068 for stock to be issued to our President in lieu of cash bonuses, and $39,846 to be issued to consultants for professional services.

     As of November 30, 2000, we owed approximately $430,000 in accounts payable, accrued payroll and payroll taxes. We will require additional cash to satisfy these liabilities.

     As of November 30, 2000, intangible assets of $653,971 consist of the following:

     * Web site, rights to user and subscription lists, membership list, trademark and goodwill of $597,800 acquired in the ClubComputer acquisition; The price assigned to these assets was based on the estimated fair value of the consideration paid, which consisted of the Company's restricted common stock;

     *   Web site of $56,171 resulting from the acquisition of Placeum.


Accumulated Deficit and Management Plans

     As of November 30, 2000, accumulated deficit amounted to $3,408,114. Operating losses for the twelve months ended November 30, 2000 were $1,933,840 compared to $684,691 during the nine months ended November 30, 1999. Approximately $1,273,000 of the losses for the twelve months ended November 30, 2000 were due to non-recurring expenses in connection with the issuance of our common stock to various consultants which we no longer utilize. In addition, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We posses demand and piggy-back registration rights for some of the shares. All of the shares become available for sale after we have owned them for more than one year, pursuant to Rule 144. In addition, as described in the financial statements, we have not remitted payroll taxes on a timely basis during fiscal year 2000. These conditions raise substantial doubt as the ability of INFe to continue as a going concern.

     We have formulated, and are in the process of implementing our business plan intended to develop steady revenues and income in each of our areas of operation. This plan includes the following, subject to us obtaining financing:

     *   Signing new clients for our INFe-Ventures, Inc. subsidiary;

     * Completing the acquisition of at least one Professional Employer Organization for our human resources subsidiary, INFe-Human Resources, Inc., and the further development of IT*CareerNet and Placeum.com, including adding sales staff;

     * We have hired a new president for our INFe-Technologies, Inc. subsidiary who is developing that area of our business.

     * We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

     * We are currently seeking financing in the form of a loan collateralized by our securities portfolio.

Presently, we cannot ascertain the eventual success of our plans with any degree of certainty.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities".
SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during fiscal year 2001. SAB
101 is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows.


ITEM 7. FINANCIAL STATEMENTS

     Financial statements prepared in accordance with Regulation SB are attached as exhibits to this report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal accountants, Hoffman, Fitzgerald and Snyder, PC., formerly Hoffman, Morrison and Fitzgerald, PC. ("Hoffman, Fitzgerald and Snyder") were terminated effective as of October 5, 2000 and have been replaced by the firm of Rachlin Cohen & Holtz LLP effective as of October 5, 2000; the engagement of Rachlin Cohen & Holtz LLP was approved by the Company's Board of Directors.

     As of November 30, 1999, for the nine months ended November 30, 1999 and for the twelve months ended February 28, 1999 and the subsequent periods preceding the termination of Hoffman, Fitzgerald and Snyder, there were no disagreements with Hoffman, Fitzgerald and Snyder on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hoffman, Fitzgerald and Snyder, would have caused Hoffman, Fitzgerald and Snyder to make reference to the subject matter of the disagreements in connection with its reports.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     Our directors, executive officers and key employees are as follows:

                                                                    Director
Name                    Age     Position                            Since
----                    ---     --------                            --------
Thomas M. Richfield	    59	     Chairman of the Board, President
                                  And Chief Executive Officer         1995
Anthony Carter          61      President and Director                2001
Gus Mechalas            65      Executive Vice President, Chief
                                  Technology Officer and Director     1995
Adam Taylor             48      Executive Vice President and Chief
                                  Operating Officer                    -
Dominique Sada          44      Executive Vice President and
                                  Controller                           -

     Each of our directors holds his position until the next annual meeting of shareholders or until his successor is duly elected and qualified.

     Thomas M. Richfield - Chairman of the Board, President & CEO.   Mr.
Richfield has over twenty-five years experience in corporate business management, personnel and technical services, including merger and acquisition, initial public offerings (IPO), reverse mergers, funding and capital formation. Prior to entering the Personnel Services Industries, Mr. Richfield was employed by IBM and Hewlett Packard.

     Anthony Carter - President & Director. Mr. Carter joined the Company in February 2001. Prior to joining the Company, Mr. Carter was the President and Chief Executive Officer of Cachanet, Inc. He was the founder of the I.B.G. Incubator, Northern Virginia's first for-profit technology incubator. Mr. Carter is a seasoned entrepreneur with more than 30 years experience in the computer industry. He is a Fellow of the British Computer Society, has lectured on computer services technology in more than 20 countries and has authored various articles and manuals. He holds a Bachelor of Science and a Masters of Business Administration from Kennedy Western University.

     Gus Mechalas - Executive Vice President, Chief Technology Officer & Director. Mr. Mechalas, 65, has over sixteen years of management and technical recruiting experience in the computer industry. Prior to joining The Company he was founder of Acropolis Services, now ASAP Solutions, Inc., a software development company, which produced the Company's current Resumes/ASAP search and retrieval product. Earlier, he was employed by Unisys Corporation where he was responsible for developing an HMO system for the health care industry. He has served in various management and sales positions including Comserv, as Vice President of Marketing, and Philco-Ford as Eastern regional Sales Manager of their Computer Services Network Division.

     Adam Taylor - Executive Vice President, Chief Operating Officer. Mr. Taylor joined the Company in May 2000. Prior to joining the Company, Mr. Taylor was the Executive Vice President and Chief Operating Officer of 5th Avenue Channel Corp from January 1999 through March 2000. Previously, Mr. Taylor was President of Taylor/Fox Enterprises, LLC, a marketing company based in California, President of Goldman/Taylor Entertainment Inc., a television development and production company, and President and Chief

Executive Officer of Caswell-Massey Co. Ltd., the oldest chemists and perfumers in the United States.

     Dominique Sada - Executive Vice President and Controller.   Ms. Sada
joined the Company in September 2000. Prior to joining the Company, Ms. Sada was Executive Vice President and Chief Financial Officer of 5th Avenue Channel Corp from June 1999 to June 2000. Previously, Ms. Sada worked as a manager of Accounting, Auditing and Consulting for Rachlin Cohen & Holtz LLP, a South Florida public accounting firm from 1997 to 1999. Between 1994 and 1996, she served as a financial manager of Chase Manhattan Corp., a financial services company.

Directors' Remuneration

     Our directors are presently not compensated for serving on the board of directors

Compliance with Section 16(A) of the Exchange Act

     Two executive officers of the Company inadvertently failed to file Form 3, "Initial Statement of Beneficial Ownership of Securities", and Form 4, "Statement of Changes of Beneficial Ownership of Securities"

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the total compensation paid to or accrued for the twelve months ended November 30, 2000, for the nine months ended November 30, 1999 and for the twelve months ended February 28, 1999 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such years exceeded $100,000.


Annual Compensation
                                                                    Other          Restricted      Securities
    Name and                                                        Annual           Stock         Underlying
Principal Position         Period           Salary    Bonus      Compensation        Awards         Options
------------------         ------           ------    -----      ------------      ----------      ----------
Tom Richfield, CEO      12 Months Ended
  and President         11/30/00               0        0         $200,000 (1)     $185,881 (2)    3,000,000
                        9 Months Ended         0        0             0            $114,897
                        11/30/1999
                        12 Months Ended        0        0             0            $140,910
                        2/28/1999
Adam Taylor, EVP
  and COO (3)           12 Months Ended     $17,307   $18,750 (4)   $ 66,346 (5)   $ 37,363 (6)      100,000
                        11/30/00


(1) Represents 250,000 shares valued at $200,000 in lieu of salary
(2) Represents 495,136 shares valued at $185,881 in lieu of bonus.
(3) Mr. Taylor commenced his employment with us in June 2000.
(4) Represents 30,000 shares valued at $18,750.
(5) Represents 232,926 shares valued at $66,346 in lieu of salary
(6) Represents 70,000 shares valued at $37,363 in lieu of a bonus.

Stock Option Grants in Fiscal 2000

     The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase common stock of the Company made in the year ended November 30, 2000. No options were granted during the nine months ended November 30, 1999 and during the twelve months ended February 29, 1998.

<CAPITON>

Options Grants in Fiscal 2000

                                                % of Total
                     Number of Securities     Options Granted      Exercise
                      Underlying Options        to Employees        Price        Expiration
Name                      Granted (#)          in Fiscal 2000     ($/Share)        Date
----                      -----------          --------------     ---------      ----------

Tom Richfield             1,000,000                27.82          $0.4685         06/30/2005
                          1,000,000                27.82          $0.4685         06/30/2006
                          1,000,000                27.82          $0.4685         06/30/2007

Adam Taylor                 100,000                 2.78          $0.5625         06/05/2005



Aggregated Options Exercises in Fiscal 2000 and Year-End Option Values

     The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to options to purchase common stock of the Company held as of November 30, 2000.


                                                                                Value of Unexercised In-
                      Shares                        Underlying Unexercised        the-Money Options at
                   Acquired on        Value         Options at 11/30/00 (#)          11/30/00 ($)(1)
Name               Exercise (#)    Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable
----               ------------    ------------    -------------------------    -------------------------

Tom Richfield            -               -            1,000,000/2,000,000              $   -

Adam Taylor              -               -               58,333/41,667                 $   -



(1)	The fair market value of the Company's common stock at the close of business on November 30, 2000 was $0.125

Employment Agreements

     We have entered into employment agreements with certain of our key executive as follows:

     Thomas M. Richfield, President and Chief Executive Officer, entered into an agreement effective January 1, 2000 through January 1, 2003, with year to year extensions thereafter. The agreement provides for an annual salary of $200,000 and options to acquire 3,000,000 shares of common stock vesting over a three-year period. The agreement also provides for Mr. Richfield to receive a quarterly bonus with a formula based on the market capitalization of the Company, and for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

     Anthony Carter, President & member of the Board of Directors, entered into an agreement effective February 1, 2001 through January 31, 2002 with year to year extensions thereafter. The agreement provides for an annual salary of $120,000 and options to acquire 1,500,000 shares of common stock vesting over a three-year period. In addition, Mr. Carter is to received a bonus of $15,000 in the form of the Company's common stock, based on the fair market value of the stock on the date of grant. Mr. Cater is also entitled to receive commissions based on a commission schedule. The agreement also provides for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

     Gus Mechalas, Executive Vice President, Chief Technology Officer & member of the Board of Directors, entered into an agreement effective January 1, 2000 through January 1, 2003, with year to year extensions thereafter. The agreement provides for an annual salary of $85,000 and options to acquire 250,000 shares of common stock. Such options vest immediately. The agreement also provides for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

     Adam Taylor, Executive Vice President and Chief Operating Officer, entered into an agreement effective June 5, 2000 through June 5, 2001 with year to year extensions thereafter. The agreement calls for an annual salary of $150,000. Mr. Taylor received 100,000 shares of INFE common stock, and was granted options to purchase 100,000 shares of common stock vesting over one year. The agreement provides Mr. Taylor with incentive compensation based on fees paid by clients of INFE for which Mr. Taylor is responsible. The agreement also grants participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

     Dominique Sada, Executive Vice President and Controller entered into an agreement effective September 15, 2000 through September 15, 2001, with year to year extensions. The agreement provides for an annual salary of $125,000 and options to purchase 60,000 shares of common stock. Such options vest immediately. The agreement provides Ms. Sada with incentive compensation based on fees paid by clients of INFE for which Ms Sada is responsible. The agreement also provides for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of our common stock as of February 15, 2000 by those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


                                       Amount and              Percent
                                        Nature of                of
Name of                                 Beneficial           Outstanding
Beneficial Owner                       Ownership(2)            Shares
----------------                       ------------          ----------
Thomas Richfield, Chief Executive
  Officer, President and Director      2,695,136 (3)           15.26%

Alliance Investment Management Ltd.    2,174,640               13.05%

William R. Derosa Trust
  dated January 19, 1989               2,000,000               12.00%

Gus Mechalas                             565,000 (4)             *

Anthony Carter                           500,000 (5)             *

All Directors and Officers
as a Group
(5 Persons)                            3,990,136 (6)           21.48%
_____________
* Less than 1%


(1) Except as otherwise indicated, all shareholders have sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.
(2) Based on 16,661,885 shares of common stock issued and outstanding as of February 15, 2001. For purposes of calculating each person's beneficial ownership, amount and percentage, each person's options that are exercisable within 60 days as of February 15, 2001 are included and are deemed outstanding and are added to the 16,161,885 shares.
(3) Includes 1,000,000 options to purchase shares of common stock at $0.4688 per share.
(4) Includes 250,000 options to purchase shares of common stock at $0.4688 per share.
(5) Represents 500,000 options to purchase shares of common stock at $0.26 per share. Does not include shares to be issued in lieu of a bonus valued at $15,000.
(6) Includes options to purchase shares of common stock as follows: Thomas Richfield, 1,000,000 shares at $0.4688 per share; Gus Mechalas, 250,000 shares at $0.4688 per share; Anthony Carter, 500,000 options at $0.26 per share; Adam Taylor, 100,000 shares at $0.5625 per share and Dominique Sada, 60,000 shares at $0.938 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to the Company

     During the year ended November 30, 2000, Thomas Richfield loaned us $90,000. We repaid him $108,116, (including a balance of $42,116 due to him at November 30, 1999), resulting in approximately $23,500 due to him as of November 30, 2000.

     Subsequent to November 30, 2000, Mr. Richfield loaned INFE an additional $27,800.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(2.1)	 Agreement for Sale of Assets of ClubComputer.com, Inc. dated April
       3, 2000. (1)
(2.2)	 Addendum to Agreement for Sale of Assets of ClubComputer.com, Inc.
       dated August 9, 2000. (2)
(2.3)	 Letter dated August 9, 2000 related to issuance of the Company's common stock in connection with the purchase of ClubComputer.com, Inc.
       (3)
(2.4)	 Agreement for Sale of Assets of Placeum.com Division of
       International Data Operations, Inc. dated July 19, 2000. (4)
(2.5)	 Bill of Sale and Assignment dated July 19, 2000 between
       International Data Operations, Inc., and INFe.com, Inc.(5)
(3.1)	 Articles of Incorporation of Infocall Communications Corp.(6)
(3.2) Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.(7)
(3.3)	 Bylaws of Infocall Communications Corp.(8)
(3.4) Amended and Restated Articles of Incorporation of Infocall Communications Corp.(9)
(4.1)	 Specimen Common Stock Certificate.(10)
(10.1)	Strateginet Corporation Convertible Subordinated Debenture dated
       May 12, 2000.(11)
(10.2)	Guaranty of Strateginet Corporation dated May 12, 2000.(12)
(10.3)	Share Exchange Agreement between the Company and IBF Consulting

        LTD dated March 20, 2000.(13)
(10.4)	 Consulting Agreement between the Company and Madden Consulting,
        Inc. dated March 10, 2000.(14)
(10.5)	 Letter Revising Agreement between the Company and Madden
        Consulting, Inc. dated  June 19, 2000.(15)
(10.6)	 Consulting Agreement between the Company and RTS Investor
        Relations dated June 9, 2000.(16)
(10.7)	 Addendum to Consulting Agreement between the Company and RTS
        Investor Relations dated August 10, 2000.(17)
(10.8)	 Consulting Agreement between the Company and Bill DeRosa dated
        November 11, 1998.(18)
(10.9)	 Consulting Agreement between the Company and Electra Capital dated
        December 15, 1999.19)
(10.10)	Consulting Agreement between the Company and BC Pictures Ltd.
        dated June 1, 2000.(20)
(10.11)	Consulting Agreement between the Company and Matthew Marcus dated
        March 29, 2000. (21)
(10.12)	Consulting Agreement between the Company and Marathon Consulting
        Corporation dated march 28, 2000. (22)
(10.13)	Consulting Agreement between the Company and Scott Neil dated
        March 22, 2000. (23)
(10.14)	Consulting Agreement between the Company and World of Internet.com
        AG dated March 26, 2000. (24)
(10.15)	Consulting Agreement between the Company and National Financial
        Communications Corp. dated March 13, 2000. (25)
(10.16)	Strategic Alliance Agreement between the Company and Archer
        Systems Limited, Inc. dated May 18, 2000. (26)
(10.17)	Consulting Agreement between the Company and Interactive Business
        Channel dated March 7, 1999. (27)
(10.18)	Modification to Consulting Agreement between the Company and
        Interactive Business Channel dated March 7, 1999. (28)
(10.19)	Lease Agreement between the Company and Tycon Tower Investment
        Limited Partnership dated October 29, 1999. (29)
(10.20)	Lease Agreement between the Company and Vantas Boca Raton, Inc.
        dated march 29, 2000. (30)
(10.21) Thomas R. Richfield Employment Agreement dated January 1, 2000. (31)
(10.22)	Amendment to Thomas R. Richfield Employment Agreement dated July
        12, 2000. (32)
(10.23)	Gus Mechalas Employment Agreement dated January 1, 1000. (33)
(10.24)	Adam Taylor Employment Agreement dated April 26, 2000. (34)
(10.25) David N. Webster II Employment Agreement dated December 15, 1999. (35)
(10.26)	Dominique Sada Employment Agreement dated September 15, 2000. *
(10.27)	Anthony Carter Employment Agreement dated February 1, 2001. *
(16.1)	 Letter On Change in Certifying Accountants. (36)
(21.1)	 Subsidiaries of the Registrant .(37)

---------------------
* Filed herewith

(1) Incorporated by reference from Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed April 27, 2000.
(2) Incorporated by reference from Exhibit 2.2 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.

(3) Incorporated by reference from Exhibit 2.3 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(4) Incorporated by reference from Exhibit 2.4 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(5) Incorporated by reference from Exhibit 2.5 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(6) Incorporated by reference from Exhibit 3(i) filed with the Company's Report on Form 10SB12G filed December 30, 1999.
(7) Incorporated by reference from Exhibit 3(i)(1) filed with the Company's Report on Form 10SB12G filed December 30, 1999.
(8) Incorporated by reference from Exhibit 3(ii) filed with the Company's Report on Form 10SB12G filed December 30, 1999
(9) Incorporated by reference from Exhibit 3.4 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(10) Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(11) Incorporated by reference from Exhibit 10.1 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(12) Incorporated by reference from Exhibit 10.2 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(13) Incorporated by reference from Exhibit 10.3 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(14) Incorporated by reference from Exhibit 10.4 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(15) Incorporated by reference from Exhibit 10.5 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(16) Incorporated by reference from Exhibit 10.6 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(17) Incorporated by reference from Exhibit 10.7 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(18) Incorporated by reference from Exhibit 10.8 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(19) Incorporated by reference from Exhibit 10.9 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(20) Incorporated by reference from Exhibit 10.10 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(21) Incorporated by reference from Exhibit 10.11 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(22) Incorporated by reference from Exhibit 10.12 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(23) Incorporated by reference from Exhibit 10.13 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(24) Incorporated by reference from Exhibit 10.14 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(25) Incorporated by reference from Exhibit 10.15 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(26) Incorporated by reference from Exhibit 10.16 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(27) Incorporated by reference from Exhibit 10.17 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(28) Incorporated by reference from Exhibit 10.18 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(29) Incorporated by reference from Exhibit 10.19 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.

(30) Incorporated by reference from Exhibit 10.20 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(31) Incorporated by reference from Exhibit 10.21 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(32) Incorporated by reference from Exhibit 10.22 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(33) Incorporated by reference from Exhibit 10.23 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(34) Incorporated by reference from Exhibit 10.24 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(35) Incorporated by reference from Exhibit 10.25 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.
(36) Incorporated by reference from Exhibit 1.1 filed with the Company's Report on Form 8-K filed on October 10, 2000.
(37) Incorporated by reference from Exhibit 21.1 filed with the Company's Registration Statement on Form SB-2, file No. 333-46428, filed on September 15, 2000.

                              SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on From 10-KSB for the fiscal year ended November 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INFe.com, Inc.

Dated: March 14, 2001                   By: /s/ THOMAS M. RICHFIELD
                                        ----------------------------------
                                        Thomas M. Richfield: Chairman of
                                        the Board, President and CEO


DATE                    SIGNATURE                     TITLE
----                    ---------                     -----

March 14, 2001     /s/ Thomas M. Richfield       Chairman of the Board,
                                                 President and CEO
                                                 (Principal Executive Officer)

March 14, 2001     /s/ Dominique Sada            Controller and Executive
                                                 Vice President
                                                 (Principal Financial Officer
                                                 and Accounting Officer)

March 14, 2001     /s/ Gus Mechalas              Director

                     INDEX TO FINANCIAL STATEMENTS

                                                                   Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-1 to F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                    F-3

 Statements of Operations and Comprehensive Income                 F-4

 Statements of Stockholders' Equity                                F-5

 Statements of Cash Flows                                          F-6

 Notes to Financial Statements                                  F-7 to F-26

                [RACHLIN, COHEN & HOLTZ, LLP LETTERHEAD]



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
            --------------------------------------------------


Board of Directors and Stockholders
INFe.com, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of INFe.com, Inc. and Subsidiaries as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFe.com, Inc. and Subsidiaries as of November 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in
Note 2 to the consolidated financial statements, the Company is subject to certain significant risks and uncertainties, including a substantial net loss and negative cash flows from operating activities incurred for the year ended November 30, 2000 and, as of November 30, 2000, the Company's financial position reflects a significant deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


                        /s/Rachlin Cohen & Holtz LLP


                          RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
February 8, 2001

INDEPENDENT AUDITORS' REPORT
============================================================================

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
   INFE.COM, INC. (formerly INFOCALL COMMUNICATIONS CORP.)
   Vienna, Virginia

We have audited the balance sheet of INFE.COM, INC. (formerly INFOCALL COMMUNICATIONS CORP.) (the "Company") as of November 30, 1999, not separately presented herein, and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the nine months ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INFE.COM, INC. (formerly INFOCALL COMMUNICATIONS CORP.) as of November 30, 1999 and the results of its operations and its cash flows for the nine months ended November 30, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financials statements, an error in accounting for common stock issued during 1997 pursuant to a certain agreement was discovered by management based upon the subsequent discovery of facts. Accordingly, an adjustment has been made to properly reflect this transaction in the accompanying financial statements.


Hoffman, Fitzgerald & Snyder, P.C.
(formerly Hoffman, Morrison & Fitzgerald, P.C.)

McLean, Virginia
December 3, 1999, except Note 3
    which is as of March 13, 2001

                      INFE.COM, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                             NOVEMBER 30, 2000


ASSETS

Current Assets:
  Cash                                                       $       3,481
  Accounts receivable, net                                          84,168
  Investments - trading securities                                  25,795
  Prepaid expenses                                                   6,010
                                                             -------------
        Total current assets                                       119,454

Available For Sale Securities                                    2,986,516
                                                             -------------
        Total current assets and available
        for sale securities                                      3,105,970

Property and Equipment                                             145,518

Intangible Assets                                                  530,710

Other Assets                                                         8,732
                                                             -------------
                                                             $   3,790,930
                                                             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                      $     430,260
  Payroll taxes payable                                            114,277
  Due to related parties                                            37,633
  Deferred revenue                                                   4,142
                                                             -------------
        Total current liabilities                                  586,312
                                                             -------------
Subordinated Note Payable                                          239,890
                                                             -------------
Commitments and Other Matters

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value, 20,000,000
    shares authorized; none issued and outstanding                       -
  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 16,201,714 shares issued
    and outstanding                                                  1,620
  Additional paid-in-capital                                     5,743,638
  Deficit                                                       (3,408,114)
  Accumulated other comprehensive income, net of
    deferred income taxes                                        1,009,633
  Deferred charges                                                (382,049)
                                                             -------------
                                                                 2,964,728
                                                             -------------
                                                             $   3,790,930
                                                             =============



                  See notes to consolidated financial statements.

                      INFE.COM, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                Nine Months
                                                                 Year Ended         Ended
                                                                November 30,    November 30,
                                                                    2000            1999
                                                                ------------    ------------
                                                                                 (Restated)
REVENUE:
  IT Staffing                                                   $    276,827   $     392,701
  Management Consulting Fees                                       1,267,434              -
                                                                ------------    ------------
                                                                   1,544,261         392,701
                                                                ------------    ------------
COSTS AND EXPENSES:
  Direct costs of revenue                                            185,518         234,832
  Selling, general and administrative                              3,562,152         831,380
  Depreciation and amortization                                      208,882           9,449
                                                                ------------    ------------
                                                                   3,956,552       1,075,661
                                                                ------------    ------------
  Loss from operations                                            (2,412,291)       (682,960)
                                                                ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                                      2,753               -
  Interest expense                                                   (11,953)         (1,731)
  Realized loss on investments                                       (91,478)              -
  Unrealized loss on trading securities investments                  (13,830)              -
                                                                ------------    ------------
                                                                    (114,508)         (1,731)
                                                                ------------    ------------

LOSS BEFORE INCOME TAXES                                          (2,526,799)       (684,691)

INCOME TAX BENEFIT                                                   592,959               -
                                                                ------------    ------------
NET LOSS                                                          (1,933,840)       (684,691)

OTHER COMPREHENSIVE INCOME:

  Net unrealized holding gain, net of deferred
     income taxes of $592,959                                      1,009,633               -
                                                                ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                     $   (924,207)   $   (684,691)
                                                                ============    ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $      (0.13)   $      (0.08)
                                                                ============    ============




                  See notes to consolidated financial statements.

                     INFE.COM, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      YEAR ENDED NOVEMBER 30, 2000 AND NINE MONTHS ENDED NOVEMBER 30, 1999

                                                                Additional                   Other
                                           Common Stock           Paid-in                 Comprehensive    Deferred
                                       Shares        Amount       Capital    Deficit         Income        Charges       Total
                                      ----------   ----------   ----------   -------      -------------   ----------  -----------
                                      (Restated)   (Restated)   (Restated)                                (Restated)

Balance, February 28, 1999
   as Previously Reported              7,421,930   $      742   $  752,005   $ (789,583)  $           -   $        -  $   (36,836)

Prior Period Adjustment                  500,000           50      244,950            -               -     (245,000)           -
                                      ----------   ----------   ----------   ----------   -------------   ----------  -----------
Balance, February 28, 1999
  as Restated                          7,921,930          792      996,955     (789,583)              -     (245,000)     (36,836)

Nine Months Ended November 30, 1999:

  Issuance of common stock               130,000           13       39,987            -               -            -       40,000

  Issuance of common stock in lieu
    of cash for compensation             985,000           99      435,153            -               -            -      435,252

  Net loss                                     -            -            -     (684,691)              -            -     (684,691)
                                      ----------   ----------   ----------   ----------   -------------   ----------  -----------
Balance, November 30, 1999             9,036,930          904    1,472,095   (1,474,274)              -     (245,000)    (246,275)

Year Ended November 30, 2000:

  Sale of common stock                 1,821,000          182    1,005,818            -               -            -    1,006,000

  Issuance of common stock
    for compensation                   3,943,813          395    2,322,950            -               -            -    2,323,345

  Issuance of common stock in
    connection with asset
    acquisitions                       1,092,500          109      610,972            -               -            -      611,081

  Issuance of common stock in
    exchange for available-for-sale
    securities                           200,000           20      239,000            -               -            -      239,020

  Purchase of internal use software
    through issuance of common stock     107,471           10       92,803            -               -            -       92,813

  Net loss                                                                   (1,933,840)              -            -   (1,933,840)

  Unrealized gain on available-
    or-sale securitie                          -            -            -            -       1,009,633           -     1,009,633

  Deferred compensation                        -            -            -            -               -     (137,049)    (137,049)
                                      ----------   ----------   ----------   ----------   -------------   ----------  -----------
Balance, November 30, 2000            16,201,714   $    1,620   $5,743,638   $(3,408,114) $   1,009,633   $ (382,049) $ 2,964,728
                                      ==========   ==========   ==========   ===========  =============   ==========  ===========




                  See notes to consolidated financial statements.

                       INFE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months
                                                                   Year Ended         Ended
                                                                  November 30,     November 30,
                                                                     2000             1999
                                                                  ------------     ------------

Cash Flows from Operating Activities:
  Net loss                                                        $ (1,933,840)    $   (684,691)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Deferred income tax benefit                                   (592,959)               -
        Depreciation and amortization                                  208,882            9,449
        Unrealized holding loss on investments                          13,830                -
        Realized loss on investments                                    91,478                -
        Allowance on note receivable                                    65,025                -
        Stock issued in lieu of cash for services                    2,138,696          479,532
        Stock to be issued in lieu of cash for
          professional services                                        106,914                -
        Stock received in lieu of cash for services rendered        (1,099,904)               -
        Changes in operating assets and liabilities:
           Increase in accounts receivable                             (96,288)         (13,680)
           Increase in prepaid expenses                                 (6,010)               -
           Increase in accounts payable and accrued expenses           309,490           35,769
           Deferred costs                                               25,000          (25,000)
           Decrease in deferred revenue                                (77,029)               -
                                                                  ------------     ------------
              Net cash used in operating activities                   (846,715)        (198,621)

Cash Flows from Investing Activities:
  Purchase of investments                                             (385,850)               -
  Proceeds from sale of investments                                    293,067                -
  Purchase of property and equipment                                   (22,664)         (10,620)
  Investment in software development costs                                   -           (1,329)
  Issuance of note receivable                                         (124,890)               -
  Repayment of note receivable                                          62,365           25,000
  Deposit                                                               (2,704)          (6,028)
  (Purchase) sale of certificate of deposit                             50,000          (50,000)
  Net cash used in acquisitions                                        (84,950)               -
                                                                  ------------     ------------
              Net cash used in investing activities                   (215,626)         (42,977)

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                           741,000           40,000
  Proceeds received for stock to be issued                                   -          265,000
  Proceeds from issuance of subordinated note payable                  295,021                -
  Repayment of subordinated note payable                               (17,631)               -
  Proceeds from loans from related parties                             104,132           11,799
  Repayment of loans from related parties                             (108,115)               -
  Payments of capital lease obligation                                  (8,567)          (2,974)
  Repayment of long-term debt                                          (12,245)               -
  Proceeds from (repayment of)  bank line of credit                    (45,000)          45,000
                                                                  ------------     ------------
              Net cash provided by financing activities                948,595          358,825

Net Increase (Decrease) in Cash                                       (113,746)         117,227

Cash, Beginning                                                        117,227                -
                                                                  ------------     ------------
Cash, Ending                                                      $      3,481     $    117,227
                                                                  ============     ============


                  See notes to consolidated financial statements.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company ("INFe" or "we") was incorporated in the State of Florida on February 1, 1993 as Infocall Communication Corp. On March 17, 2000, the Articles of Incorporation were amended to change our name to INFe.com, Inc., and to increase the authorized number of shares of $0.0001 par value common stock to 100,000,000 and the authorized number of $0.0001 par value preferred stock to 20,000,000.

The Board of Directors, without stockholder approval, is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of November 30, 2000, we had no preferred stock outstanding.

Business

INFe, which is headquartered in Northern Virginia, together with its subsidiaries, offers a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology. To provide these services, INFe utilizes a group of regulatory, compliance, financial and management experts, both inside the Company and outside consultants, that are available to consult with client companies. INFe receives consulting fees in exchange for its services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments.

INFe is organized into four divisions which work together to meet the needs of client companies. In the year ended November 30, 2000 these divisions were formalized into separate wholly-owned subsidiaries as follows:

*  INFe-Ventures, Inc.
*  INFe-Technologies, Inc.
*  INFe-Human Resources, Inc.
*  INFe-Relations, Inc.

In addition, the human resources division includes the subsidiary
IT*CareerNet.com, Inc.

INFe-Ventures Division

INFe-Ventures, Inc. provides financial and business consulting services for our clients. The services we offer include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning. We currently have several companies under contract, both private and public, and have accumulated a portfolio of equity securities of these companies.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business (Continued)

INFe-Human Resources Division

INFe-Human Resources, Inc. allows us to provide human resource administrative management, executive compensation plans and staffing services to client companies. This subsidiary currently offers recruiting and staffing services to its clients through IT*CareerNET, which operates on a brick and mortar basis as well as through its web site at www.ITCareerNET.com. In addition, INFe Technologies operates Placeum.com, which is an online technology recruiting service.

INFe-Technologies Division

INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients. In addition, INFe Technologies operates ClubComputer.com, an internet based business to consumers of computer hardware and software products.

INFe-Relations Division

INFe-Relations, Inc. allows us to provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services. In February 2001, we purchased an opt-in list of e-mail addresses of entities that have expressed interest in receiving information about public companies.

Principles of Consolidation

The consolidated financial statements include the accounts of INFe.com, Inc., and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period. Material estimates for which it is reasonably possible that a change in the estimate could occur in the near term consist of the valuation of the investment portfolio (particularly the available-for-sale securities) and the recoverability of acquired intangibles. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For financial statement presentation purposes, we consider short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject INFe to concentrations of credit risk consist principally of cash, investments and accounts receivable.

Cash

At various times during the year, we had deposits in financial institutions in excess of federally insured limits. We maintain our cash with high quality financial institutions, which we believe minimizes these risks.

Accounts Receivable

INFe conduct business and extend credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances.

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. Our investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 requires that unrealized holding gains and losses for trading securities be included in earnings, and unrealized gains and losses for available-for-sales securities be excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity.

Revenue Recognition

INFe earns revenue from IT staffing fees and management consulting fees, both of which are recognized as the services are rendered, generally over the life of an agreement.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

We periodically receive equity instruments and warrants from companies for which we perform services, in addition to the cash paid for such services. Primarily all of the equity instruments are common stock of public companies, with limited trading activity. Equity instruments and warrants for which there is not a readily available market value are valued based on factors such as price offered in a private placement, a history of cash flow from operations, and other pertinent factors. Management also considers recent offers to purchase a portfolio of the company's securities and the filings of registration statements in connection with other offerings of the company's securities. During the year ended November 30, 2000, we recognized revenue associated with equity instruments received for services rendered of approximately $1,375,000.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently. Depreciation expense is provided using the straight-line method over the estimated useful lives of the various assets, generally three to five years.

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, we would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability.

Fair Value of Financial Instruments

INFe's financial instruments consist primarily of cash, accounts receivable, loans receivable, equity instruments, accounts payable, accrued liabilities and loans and notes payable. The carrying amounts of such financial instruments, except equity instruments, as reflected in the balance sheet, approximate their estimated fair value as of November 30, 2000. Equity instruments are carried at fair value. The estimated fair value is not necessarily indicative of the amounts we could realize in a current market exchange or from future earnings or cash flows.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs

Software development costs are accounted for in accordance with Statement of Position 98-1, "Software Developed or Obtained for Internal Use". Costs incurred in a preliminary project stage are expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost", are capitalized during the application development stage. Costs incurred during the post-implementation/ operation stage are expensed as incurred.

Stock-Based Compensation

INFe has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Net Loss Per Common Share

INFe computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

INFe's potentially issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the diluted computation as the effect would be anti-dilutive.

Income Taxes

We account for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs incurred for the year ended November 30, 2000 and the nine months ended November 30, 1999 were $35,298 and $137,623, respectively.

Change in Year-End

INFe, which previously reported on a fiscal year ending February 28, changed its reporting period to a fiscal year ending November 30, effective November 30, 1999.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position and cash flows.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 2.	LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in fiscal years 2000 and 1999, and have an accumulated deficit as of November 30, 2000 of approximately $3,400,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144. In addition, we have not remitted payroll taxes on a timely basis during fiscal year 2000 (see
Note 9). These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in each of our areas of operation. This plan includes the following, subject to our obtaining necessary financing:

*   Signing new clients for our INFe-Ventures, Inc. subsidiary;
* Completing the acquisition of at least one Professional Employer Organization for our human resources subsidiary, INFe-Human Resources, Inc., and the further development of IT*CareerNet and Placeum.com, including adding sales staff;
* We have hired a new president for our INFe-Technologies, Inc. subsidiary who is developing that area of our business.
* We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.
* We are currently seeking financing in the form of a loan collateralized by our securities portfolio.

Summary

Presently, we cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.


NOTE 3.	PRIOR PERIOD ADJUSTMENT

As more fully described below, and based upon the subsequent discovery of facts existing when the financial statements were originally issued, we corrected the accounting for shares of common stock issued during 1997 in connection with an agreement to purchase long distance telephone services. The correction was made to reflect the deferred charge associated with the common shares issued over the contract period as outlined in the agreement.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 3.	PRIOR PERIOD ADJUSTMENT (Continued)

In December 1996, we entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares of our common stock, subject to SEC Rule
144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used. We have not used any telecommunications services pursuant to this agreement through November 30, 2000. Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about January 1, 2000.

We issued 500,000 shares of our common stock to the service provider on July 30, 1997. The accompanying consolidated financial statements have been restated to reflect those common shares as issued and outstanding and to reflect the deferred charge associated with the issuance of those shares as a reduction of stockholders' equity.

Due to the fact that no services were rendered, we intend to pursue the return of those common shares through litigation. At such time as the common shares are returned to us, the transaction described above will be reversed. If we are not successful in obtaining the return of the common shares, then the balance of the deferred charge ($245,000) will be charged to expense in that period.

The recording of this transaction had no impact on earnings for the period ended November 30, 1999, but did have an impact on the calculation of weighted average common shares outstanding. As a result, the loss per common share decreased from $(.09) to $(.08).


NOTE 4.	BUSINESS ACQUISITIONS

ClubComputer.com, Inc.

Effective April 10, 2000, INFe acquired certain intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of
(i) 250,000 shares of our restricted common stock at closing, which were valued at $320,250 and (ii) seven equal installments of $250,000 in our restricted common stock every three months from the date of closing. The purchase price of approximately $1.6 million was assigned to intangible assets acquired based on estimated fair values at April 10, 2000, the date of acquisition.

On August 9, 2000, we signed an addendum to the Agreement for Sales of Assets of ClubComputer.com, Inc. The addendum provided for a single and final payment of 800,000 shares of common stock after receipt of which we will have completely extinguished our debt to the Seller. The 800,000 shares were issued to ClubComputer, and valued at $277,550, resulting in a total revised purchase cost of $597,800.
The cost originally assigned to intangible assets was modified accordingly. The intangible assets are being amortized over a three year period.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 4.	BUSINESS ACQUISITIONS (Continued)

Placeum.com, Inc.

On July 19, 2000, we acquired certain intangible assets of Placeum.com, in exchange for $50,000 in cash and assumption of a $6,171 liability. The entire purchase price of $56,171 is included in intangible assets and is being amortized over a three year period.

Exposure4u.com, Inc.

On August 16, 2000, we acquired the assets of Exposure4u.com, Inc. for a total consideration of $53,406, consisting of $40,125 in cash and the issuance of 42,500 shares of the Company's common stock valued at $13,281. The acquisition was accounted for as a purchase. The total consideration exceeded the fair value of the assets acquired (consisting of hardware and software) by $46,063. This excess is included in intangible assets and is being amortized over a three year period.

As an integral part of the acquisition of Exposure4U, we entered into employment agreements with the two former owners of Exposure4U. Both agreements were for a period of one year, from August 21, 2000 to August 21, 2001. Each agreement provided for the following:

*   An annual salary of $72,000;
* After six months of employment, a bonus consisting of 50,000 shares of the Company's common stock and an additional $25,000 worth of the Company's common stock based on the fair market value of the stock at the end of the six-month period;
* After twelve months of employment, $50,000 worth of the Company's common stock based on the fair market value of the stock at the end of the twelve-month period; and 30,000 stock options at an exercise price of $0.50 per share, vesting ratably over a three-year period, with an expiration date of 5 years.

In January 2000, we terminated the above employment agreements pursuant to termination provisions within the agreements. We also recorded an adjustment for impairment of the intangibles acquired in connection with this purchase in the amount of $46,713.

NOTE 5.	PROPERTY AND EQUIPMENT


                                   Estimated Useful
                                    Lives (Years)
                                   ----------------

     Furniture and fixtures              5              $    9,904
     Equipment                          3-5                 49,051
     Website design and setup            3                 130,823
     Hardware and software               3                  13,458
                                                        ----------
                                                           203,236
     Less accumulated depreciation                          57,718
                                                        ----------
     Property and equipment, net                        $  145,518
                                                        ==========


Depreciation expense was $38,909 for the year ended November 30, 2000 and $9,449 for the nine months ended November 30, 1999.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 6.	INVESTMENTS

The following is a summary of our investment securities as of November 30, 2000. We did not have any investment securities as of November 30, 1999.

                                                   Gross          Gross
                                                Unrealized      Unrealized     Estimated
                                     Cost          Gains          Losses       Fair Value
                                ------------    ----------      -----------    ----------

Trading equity securities       $     39,625    $       -       $   (13,830)    $   25,795
                                ============    ===========     ===========     ==========
Available-for-sale
   equity securities            $  1,383,924    $ 1,939,846     $  (337,254)    $2,986,516
                                ============    ===========     ===========     ==========



There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the year ended November 30, 2000 and the nine months ended November 30, 1999. The change in net unrealized holding gains, net of deferred income taxes, is included in other comprehensive income and amounted to $1,009,633 for the year ended November 30, 2000. There were no unrealized holding gains or losses for the nine months ended November 30, 1999.

Substantially all of our available-for-sale securities are restricted securities, as defined in Rule 144 of the Securities Act and, therefore, are subject to the restrictions for sale imposed by Rule
144. Accordingly, we have not included the available-for-sale securities as current assets, but have presented a total of current assets and available-for-sale securities in the accompanying balance sheet.


NOTE 7.	INTANGIBLE ASSETS

     Intangible assets                       $   653,971
     Accumulated amortization                    123,261
                                             -----------
                                             $   530,710
                                             ===========


NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable                        $  168,392
     Accrued payroll                            119,876
     Accrued bonuses and fees                   106,914
     Other accrued liabilities                   35,078
                                             ----------
                                             $  430,260
                                             ==========

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

Accrued bonuses and fees consists of the following:

     Due our President and CEO for bonus earned
     during the third and fourth quarter of 2000, in
     accordance with the terms of an employment
     agreement dated January 1, 2000; payable in
     289,521 shares of common stock                          $  67,068

     Due to a consultant                                        32,025

     Other                                                       7,821
                                                             ---------
                                                             $ 106,914
                                                             =========

NOTE 9. PAYROLL TAXES PAYABLE

Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the third and fourth quarters of 2000, principally related to the non-cash compensation paid to certain employees, that have been withheld and accrued by INFe, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes. No subsequent payments have been made on these payroll taxes to the date of this report.


NOTE 10.	LOANS AND NOTES RECEIVABLE

We loaned a total of $139,890 to one of our customers under the following terms:

    * An unsecured convertible subordinated debenture dated May 2000 of $50,000 with interest payable quarterly at 9% per annum, maturing May 2001. The debenture is convertible at any time at INFe's option into shares of the customer capital stock.
    * An unsecured note dated August 2000 of $50,000 accruing interest at 8%, due on demand, which was paid in full.
    *   An unsecured $24,890 advance, of which $12,365 was paid.
    * 37,500 shares of our common stock valued at $15,000 issued in payment of an obligation of the borrower.

The customer is disputing the remaining balance of $65,025. As a result, we have recorded an allowance for doubtful collectibility of this remaining balance as of November 30, 2000.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 11.	RELATED PARTY TRANSACTIONS

Employee Loans

At November 30, 1999, we owed our President and CEO $42,116. During the year ended November 30, 2000, our President and CEO loaned an additional $90,000 to INFe and was repaid $108,116, resulting in approximately $23,500 due to him at November 30, 2000.

In addition, during the year ended November 30, 2000, an employee loaned us approximately $14,133.


NOTE 12.	SUBORDINATED NOTE PAYABLE

We owe $295,021 pursuant to a note payable to a third party. The note is subordinated to all our existing liabilities and is accruing interest at 10% per annum. The note is collateralized by an engagement agreement between INFe and one of our customers dated May 2, 2000, pursuant to which we were to receive a management fee of $150,000.
Upon receipt of this fee, we were to remit to the holder of the note a principal payment of $150,000 and any outstanding accrued interest. The engagement agreement with our customer was cancelled without us receiving any management fee.

In October 2000, we transferred securities with a value of $37,500 to the third party, and repaid an additional $17,631, thereby reducing the balance of the note to $239,890. The remaining balance of the note is payable via issuance of our common stock and/or via delivery of securities owned by INFe.

Because this note can be satisfied by issuance of our common stock or securities, we have presented this obligation as long-term in the accompanying balance sheet.


NOTE 13.	COMMON STOCK

Private Placements of Common Stock

During the year ended November 30, 2000, we issued a total of 1,721,000 shares of common stock for total gross proceeds of $906,000 in private transactions to accredited investors. Of the total consideration of $906,000, we received $265,000 of cash during the prior year.

Exercise of Options

During the year ended November 30, 2000, an employee exercised
100,000 $.10 options and received 100,000 shares of Company common stock in exchange for $10,000.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 13.	COMMON STOCK (Continued)

Common Stock for Services

To date, our President has been compensated for services through the issuance of our common stock. During the year ended November 30, 2000, he was granted 250,000 shares of the Company's common stock valued at $200,000, representing compensation for the year ended November 30, 2000. In addition, during the year ended November 30, 2000, he was granted 205,615 shares of restricted Rule 144 common stock valued at $118,813 for a bonus earned through May 31, 2000. As of November 30, 2000, he had earned an additional 289,521 shares of restricted Rule 144 common stock valued at $67,068 for a bonus earned during the third and fourth quarter of fiscal 2000. This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet (see Note 8).

For the nine months ended November 30, 1999 our President was compensated through the issuance of 200,000 shares of restricted Rule 144 common stock valued at $140,910.

During the year ended November 30, 2000, in addition to the common shares issued to the President, we issued a total of 4,406,313 shares of common stock for services rendered and to be rendered valued at $2,620,820. Of this amount, $44,280 related to services performed during the prior year and $382,049 relates to services to be performed in a future period.

Share Exchange Agreements

During the year ended November 30, 2000, we entered into two consulting and/or strategic alliance agreements with two entities providing for an exchange of shares between INFe and the respective entities as follows:

* In the first agreement, we agreed to exchange 300,000 shares of our common stock for 4,307,692 shares of common stock of the other entity. This transaction was valued at $336,000. Subsequently, INFe and the entity entered into another agreement rescinding the first agreement. Accordingly, we returned the 4,307,692 shares to the entity and the entity returned the 300,000 shares to us.

* In the second agreement, we exchanged 200,000 shares of our common stock for 200,000 common shares of the entity. This transaction was valued at $239,020, the estimated fair value of our common stock as of the date of the transaction.

Purchase of Internal Use Software Through Issuance of Common Stock

During the year ended November 30, 2000, we purchased software for internal use through the issuance of 107,471 shares of our common stock valued at $92,813. The software is being amortized over three years.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 14.	STOCK OPTIONS

In December 1999, our Board of Directors authorized the adoption of a Stock Option Plan. We have not yet taken the steps necessary to formalize this action by means of a written document. Our Board of Directors authorized 1,000,000 options to be subject to this plan when it is formalized.

During the year ended November 30, 2000, we issued 3,595,000 options to employees. These options were at the closing price of our common stock at the date of grant, except for 100,000 options to an employee that were granted at $0.10 per share. All of the employees' options expire over a five year period. No employee options were granted during the nine months ended November 30, 1999.

We apply APB opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of our common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Compensation expense of $36,880 was recognized during fiscal year 2000 in conjunction with options granted to an employee at an exercise price below the market price of our common stock at the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires us to provide pro forma information regarding net income (loss) and earnings(loss) per share as if compensation cost for our employee stock options has been determined in accordance with the fair value based method prescribed in SFAS 123.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; expected life of 5 to 7 years; 260% expected volatility, and 6.5% risk free interest.

The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since our stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

Under the accounting provision of SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:
                                                     Year Ended
                                                 November 30, 2000
                                                 -----------------
Net Loss:
  As reported                                       $(1,933,840)
                                                    ===========
  Pro forma                                         $(2,573,952)
                                                    ===========

Net loss per share - basic and diluted:
  As reported                                          $(.13)
                                                       =====
  Pro forma                                            $(.19)
                                                       =====

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 14.	STOCK OPTIONS (Continued)

A summary of the status of options granted as of November 30, 2000 and changes during the year ended on that date are presented below:


                                                                    Weighted Average
                                                       Shares       Exercise Price
                                                    ------------    ----------------

Balance at beginning of year                                   -
Options granted                                        3,595,000       $.4554
Options exercised                                       (100,000)      $.1000
Options expired                                                -
                                                       ---------
Balance at end of year                                 3,495,000       $.4656
                                                       ---------

Options granted during the year at exercise
  prices which equal to or exceed market value
  of stock at date of grant:
     Weighted average exercise price                   3,495,000       $.4656
     Weighted average fair value                       3,495,000       $.4624
Options granted during the year at exercise prices
  below market price of stock at date of grant:
     Weighted average exercise price                     100,000       $.1000
     Weighted average fair value                         100,000       $.4688

 	Options Outstanding	Options Exercisable

                    Weighted
                    Number         Average        Weighted      Number         Weighted
Range of          Outstanding at   Remaining      Average    Exercisable at    Average
Exercise           November 30,    Contractual    Exercise   November 30,      Exercise
Prices                 2000           Life          Price        2000           Price
--------          --------------   -----------    --------   --------------    --------

$0.0100-$0.1000           60,000       5.0        $0.0938              -       $     -
$0.4000-$0.4688        3,275,000       5.5        $0.4688      1,275,000       $0.4688
$0.5000-$0.5625          160,000       5.6        $0.5391         34,330       $0.5625
                       ---------                               ---------
                       3,495,000       5.5        $0.4656      1,309,330       $0.4729
                       =========                               =========



NOTE 15.	COMMITMENTS AND OTHER MATTERS

Lease Commitments

We lease our operating facilities under operating leases which expire at various dates through November, 2001. Future minimum lease payments under these leases for the year ending November 30, 2001 are approximately $61,000.

Rent expense for the fiscal year ended November 30, 2000 and the nine months ended November 30, 1999 was $109,495 and $21,759, respectively.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 15.        COMMITMENTS AND OTHER MATTERS

Employment Agreements

During 2000, we entered into various employment agreements with certain management personnel. The agreements expire through 2003 and provide for approximate annual salaries as follows:

     Year ending November 30:
             2001                           $  564,000
             2002                              305,000
             2003                               47,000
                                            ----------
                                            $  916,000
                                            ==========

The agreements also provide, among other things, for up to 3,435,000 options to purchase Company common stock to be issued, 100,000 shares of our common stock to be issued and incentive compensation to be paid as defined.

In addition, our President's employment agreement provides for a quarterly bonus of 3% of our market capitalization measured at the end of each three month period, divided by 4 (four), and paid in restricted shares at a 20% discount to the bid price averaged over the previous 15 days.

Other Matter

We have received a letter of inquiry from the Securities and Exchange Commission regarding various issues. We have engaged legal counsel, gathered the requested information and documents, and responded in a timely manner.


NOTE 16.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the year ended November 30, 2000 and the nine months ended November 30, 1999 is as follows:
                                                     2000           1999
                                                 ----------      ---------

Interest paid during the period                  $   11,953      $   1,731
                                                 ==========      =========
Non-Cash Investing and Financing Activities:
   Stock issued for services to be received      $  137,049              -
                                                 ==========
   Purchase of assets through issuance of
     common stock:
        ClubComputer                             $  597,800      $       -
                                                 ==========      =========
        Exposure4U                               $   13,281      $       -
                                                 ==========      =========
   Stock issued in exchange for investments      $  239,020      $       -
                                                 ==========      =========
   Stock issued as a reduction of the
     liability for stock to be issued            $  309,280      $       -
                                                 ==========      =========

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 16.	SUPPLEMENTAL CASH FLOW INFORMATION (Continued)



                                                           2000             1999
                                                         ---------       ----------

   Purchase of internal use software through
   issuance of stock                                     $  92,813       $        -
                                                         =========       ==========
   Stock received in satisfaction of trade
   account receivable and note receivable                $  45,000       $        -
                                                         =========       ==========

   Stock issued for services rendered to 3rd party       $  15,000       $        -
                                                         =========       ==========

   Receipt of securities in satisfaction of
   loan receivable                                       $  12,500       $        -
                                                         =========       ==========



NOTE 17.	INCOME TAXES

We follow SFAS No. 109, "Accounting For Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carryforwards, and tax credit carry-forwards existing at November 30, 2000.

A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

For income tax purposes, we report income on a cash basis.
Accordingly, accounts receivable, accounts payable, and accrued expenses, including deferred compensation, have no tax basis. Accounts receivable will be taxable when collected, and accounts payable and accrued expenses will be deductible as payments are made.

The basis of property and equipment for financial reporting exceeds their tax basis by the cumulative excess of accelerated depreciation for tax purposes over straight-line and accelerated depreciation for book purposes. This excess will be taxable in future periods.

The components of our provision (benefit) for income taxes, for the fiscal years ended 2000 and 1999 are as follows:


                                                     2000            1999
                                                  -----------     -----------
Current
   Federal                                        $         -     $         -
   State                                                    -               -
                                                  -----------     -----------
   Total benefit for income taxes                 $         -     $         -
                                                  ===========     ===========
Deferred:
   Federal                                        $  (544,959)    $         -
   State                                              (48,000)              -
                                                  -----------     -----------
   Total benefit for income taxes                 $  (592,959)    $         -
                                                  ===========     ===========


                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999



NOTE 17.	INCOME TAXES (Continued)

	A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

<CAPITION>

                                                              2000            1999
                                                           ----------      ----------

Tax provision at the statutory rate of 34%                 $(859,000)      $ (232,795)
State income taxes, net of federal income tax                (76,000)         (27,388)
Change in valuation allowance                                494,306          190,569
Stock discount valuation differences                               -           68,560
Other, net                                                   152,265            1,054
                                                           ---------       ----------
                                                           $(592,959)      $        -
                                                           =========       ==========


	Deferred tax assets and liabilities at November 30, 2000 were approximately as follows:

Deferred tax assets:
   Net operating loss carryforwards                           $1,252,000
   Reserve for uncollectibles                                     75,000
   Accrual to cash conversion                                    173,000
                                                              ----------
      Gross deferred tax assets                                1,500,000

Deferred tax liabilities:
   Unrealized gains on securities                               (593,000)
                                                              ----------
                                                                 907,000
Valuation allowance                                             (907,000)
                                                              ----------
      Net deferred taxes                                      $        -
                                                              ==========


As of November 30, 2000, we estimate that we have net operating loss carryforwards of approximately $3,452,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of approximately $907,000, which related to the net operating losses and other temporary differences, has been established.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on a corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carryforwards, when realized, relate to stock options deductions, the resulting benefits will be credited to stockholders' equity.

                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999


NOTE 18.	NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the year ended November 30, 2000 and the nine months ended November 30, 1999:

                                                          Year Ended       Nine Months
                                                          November 30,     November 30,
                                                              2000             1999
                                                          ------------     ------------

                                                                           (Restated)

Numerator for basic and diluted loss per share -
   net loss                                               $ (1,933,840)    $  (684,691)
                                                          ============     ===========
Denominator for basis and diluted loss per share -
  Weighted average shares                                   14,365,798       8,267,629
                                                          ============     ===========

Basic and diluted net loss per common share               $       (.13)    $      (.08)
                                                          ============     ===========




NOTE 19.	SEGMENT INFORMATION

INFe's reportable operating segments during fiscal 2000 and 1999 include IT staffing, management consulting and ClubComputer.com. The IT staffing operating segment provides human resources and staffing services; the management consulting operating segment provides management consulting services to emerging growth companies; and the ClubComputer.com operating segment is an on-line computer retailer.

We do not allocate operating expenses to these segments, nor do we allocate specific assets to segments other than ClubComputer.com.
Therefore, segment information reported includes only revenues, cost of revenues, gross margin and assets allocated to ClubComputer.com.

Operating segment data for the year ended November 30, 2000 and the nine months ended November 30, 1999 is as follows:


                                     IT
                                  Staffing          Management        Club
                                   (Human           Consulting    Computer.com
                                  Resources         (Ventures     (Technologies
                                  Division          Division)       Division)         Corporate        Total
                                  ----------       -----------    -------------      -----------    ----------

Year ended November 30, 2000:
   Revenue                        $  276,827       $ 1,267,434     $          -      $         -    $1,544,261
   Direct costs of revenue           185,518                 -                -                -       185,518
                                  ----------       -----------     ------------      -----------    ----------
      Gross margin                $   91,309       $ 1,267,434     $          -      $         -    $1,358,743
                                  ==========       ===========     ============      ===========    ==========

   Depreciation and amortization  $        -       $         -     $    116,239      $    92,643    $  208,882
                                  ==========       ===========     ============      ===========    ==========
   Total Assets                   $        -       $         -     $    481,561      $ 3,309,369    $3,790,930
                                  ==========       ===========     ============      ===========    ==========
   Capital Expenditures           $        -       $         -     $    597,800      $   128,758    $  726,558
                                  ==========       ===========     ============      ===========    ==========



                      INFE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 AND 1999



NOTE 19.	SEGMENT INFORMATION (Continued)


                                     IT
                                  Staffing          Management        Club
                                   (Human           Consulting    Computer.com
                                  Resources         (Ventures     (Technologies
                                  Division          Division)       Division)         Corporate        Total
                                  ----------       -----------    -------------      -----------    ----------

Nine months ended
   November 30, 1999:
      Revenue                     $  392,701       $         -     $          -      $         -    $  392,701
   Direct costs of revenue           234,832                 -                -                -       234,832
                                  ----------       -----------     ------------      -----------    ----------
      Gross margin                $  157,869       $         -     $          -      $         -    $  157,869
                                  ==========       ===========     ============      ===========    ==========
   Depreciation and amortization  $    9,449       $         -     $          -      $         -    $    9,449
                                  ==========       ===========     ============      ===========    ==========

   Total Assets                   $  293,391       $         -     $          -      $         -    $  293,391
                                  ==========       ===========     ============      ===========    ==========
   Capital Expenditures           $   11,949       $         -     $          -      $         -    $   11,949
                                  ==========       ===========     ============      ===========    ==========


During the fiscal year ended November 30, 2000, sales to two customers accounted for 55% and 15% of our total revenue, respectively. During the nine months ended November 30, 1999, sales to three customers accounted for 53%, 18% and 18% of our total revenue, respectively.