Form 10QSB
period 2001-02-28
INFE COM INC
filed 2001-04-19
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 2001
                                          -----------------

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 000-28729

                                INFE.COM, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            FLORIDA                                   11-3144463
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

8000 Towers Crescent Drive #640
Vienna, VA                                              22182
-----------------------------------------            ----------
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

                   Yes   [X]                No [ ]

Number of shares outstanding of the issuer's common stock, as of February 28, 2001

Common Stock, par value $.0001 per share                16,372,364
----------------------------------------        ----------------------------
                Class                           Number of shares outstanding

                                INFE.COM, INC.

                                 FORM 10-QSB

                  FOR THE QUARTER ENDED FEBRUARY 28, 2001

                              TABLE OF CONTENTS

                                                                      PAGE NO.
PART 1  FINANCIAL INFORMATION

ITEM 1   Condensed Consolidated Financial Statements
           Balance Sheets as of February 28, 2001 (Unaudited)
             and November 30, 2000                                        2
           Unaudited Statements of Operations for the three
             months ended February 28, 2001 and February 29, 2000         3
           Unaudited Statements of Cash Flows for the three
             months ended February 28, 2001 and February 29, 2000         4
           Notes to Financial Statements (Unaudited)                      5

ITEM 2   Management's discussion and analysis of financial
         condition and results of operations                              10


PART II	OTHER INFORMATION

ITEM 1   Legal Proceedings                                                13

ITEM 2   Changes in securities                                            13

ITEM 6   Exhibits                                                         13

SIGNATURES                                                                13

                      INFE.COM, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  February 28,     November 30,
ASSETS                                               2001               2000
                                                  ------------     ------------
                                                   (Unaudited)
Current Assets:
  Cash                                            $      6,882     $      3,481
  Accounts receivable, net                                 375           84,168
  Investments - trading securities                      44,331           25,795
  Prepaid expenses                                      5,333             6,010
                                                  ------------     ------------
        Total current assets                           56,921           119,454

Available For Sale Securities                       2,422,545         2,986,516
                                                  ------------     ------------
        Total current assets and available
        for sale securities                          2,479,466        3,105,970
                                                  ------------     ------------
Property and Equipment                                 129,581          145,518

Intangible Assets                                      476,213          530,710

Other Assets                                            24,037            8,732
                                                  ------------     ------------
                                                  $  3,109,297     $  3,790,930
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses           $    661,335     $    430,260
  Payroll taxes payable                                184,279          114,277
  Due to related parties                               138,639           37,633
  Deferred revenue                                           -            4,142
                                                  ------------     ------------
        Total current liabilities                      984,253          586,312
                                                  ------------     ------------
Subordinated Note Payable                              239,890          239,890
                                                  ------------     ------------
Commitments and Other Matters

STOCKHOLDERS' EQUITY:
  Common stock                                           1,637            1,620
  Additional paid-in-capital                         5,775,957        5,743,638
  Deficit                                           (4,249,021)      (3,408,114)
  Accumulated other comprehensive income,
    net of deferred income taxes                       654,331        1,009,633
  Deferred charges                                    (297,750)        (382,049)
                                                     1,885,154        2,964,728
                                                  ------------     ------------
                                                  $  3,109,297     $  3,790,930
                                                  ============     ============



             See notes to condensed consolidated financial statements.

                       INFE.COM, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                 (Unaudited)

                                                     2001              2000
                                                  ----------        ----------
REVENUE                                           $   28,699        $  102,533

COSTS AND EXPENSES:
  Direct costs of revenue                              4,892            56,640
  Selling, general and administrative                595,986           442,725
  Depreciation and amortization                       70,434             2,174
                                                  ----------        ----------
                                                     671,312           501,539
                                                  ----------        ----------
  Loss from operations                              (642,613)         (399,006)
                                                  ----------        ----------
OTHER INCOME (EXPENSE):
  Interest income                                         15               612
  Interest expense                                    (6,661)           (1,048)
  Realized gain on investments                         3,847                 -
  Unrealized gain (losses) on trading
    securities investments                            13,174            (2,679)
                                                  ----------        ----------
                                                      10,375            (3,115)
                                                  ----------        ----------
LOSS BEFORE INCOME TAXES                            (632,238)         (402,121)

INCOME TAX EXPENSE                                  (208,669)                -
                                                  ----------        ----------
NET LOSS                                            (840,907)         (402,121)

OTHER COMPREHENSIVE INCOME:

Net unrealized holding gain,
  net of deferredincome taxes of $384,290            654,331                 -
                                                  ----------        ----------
COMPREHENSIVE INCOME (LOSS)                       $ (186,576)       $ (402,121)
                                                  ==========        ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $    (0.05)       $    (0.04)
                                                  ==========        ==========



             See notes to condensed consolidated financial statements.

                     INFE.COM, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

       THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                               2001           2000
                                                            -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                  $  (840,907)   $  (402,121)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Deferred income taxes                                   208,669              -
        Depreciation and amortization                            70,434          2,174
        Unrealized holding (gain) loss on investments           (13,174)         2,679
        Realized (gain) loss on investments                      (3,847)             -
        Stock issued in lieu of cash for services                12,847        119,777
        Stock to be issued in lieu of cash for services               -         61,122
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable            13,793        (35,412)
           Decrease (increase) in prepaid expenses                  677         (5,084)
           Increase in accrued interest receivable                    -           (612)
           Increase (decrease) in accounts payable
             and accrued expenses                               313,619         (6,471)
           Decreased in deferred charges                         84,299              -
           Decrease in deferred revenue                          (9,884)             -
                                                            -----------    -----------
              Net cash used in operating activities            (163,474)      (263,948)

Cash Flows from Investing Activities:
  Purchase of investments                                             -        (10,179)
  Proceeds from sale of investments                              74,287
  Issuance of note receivable                                         -        (25,000)
  Deposit                                                       (15,305)             -
                                                            -----------    -----------
              Net cash provided by (used) in
              investing activities                               58,982        (35,179)

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                          -        115,000
  Proceeds received for stock to be issued                            -        185,000
  Proceeds from loans from related parties                      115,260              -
  Repayment of loans from related parties                       (14,314)       (11,017)
  Payments of capital lease obligation                           (1,593)        (1,411)
                                                            -----------    -----------
              Net cash provided by financing
              activities                                         99,353        287,572

Net Increase (Decrease) in Cash                                  (5,139)       (11,555)

Cash, Beginning                                                   3,481        117,227
                                                            -----------    -----------
Cash, Ending                                                $    (1,658)   $   105,672
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                           $        -     $     1,048

  Non-Cash Investing and Financing Activities:
    Stock issued as a reduction of the liability
      for stock to be issued                                $   19,489     $   309,280
    Stock received in satisfaction of trade
      accounts receivable                                   $   70,000     $         -



             See notes to condensed consolidated financial statements.

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed balance sheet as of February 28, 2001, the condensed statements of operations for the three months ended February 28, 2001 and February 29, 2000, and the condensed statements of cash flows for the three months ended February 28, 2001 February 29, 2000 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2001 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's November 30, 2000 Form 10-KSB. The results of operations for the three month period ended February 28, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in the first quarter of 2001 and fiscal 2000, and have an accumulated deficit as of February 28, 2001 of approximately $4,249,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144. In addition, we have not remitted payroll taxes on a timely basis during fiscal year 2000. These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

Management has formulated and is in the process of implementing a business plan intended to develop new and increased revenues and gross profit in the various areas of operation. This plan includes the following, subject to obtaining financing:

* Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
*    Developing clients for our INFe-Relations, Inc. subsidiary; and
* Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and
* Relations subsidiaries as well as to purchase a broker/dealer license.

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

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

     In December 1996, we entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares of our common stock, subject to SEC Rule 144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used. We have not used any telecommunications services pursuant to this agreement through February 28, 2001. Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about January 1, 2000.

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

      The recording of this transaction had no impact on earnings for the period ended February 29, 2000, and on the loss per common share. However, it did have an impact on the calculation of weighted average common shares outstanding which increased from 9,542,463 to 10,042,463.


NOTE 4. PAYROLL TAXES PAYABLE

      Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the third and fourth quarters of 2000 and the first quarter of 2001, principally related to the non-cash compensation paid to certain employees, that have been withheld and accrued by INFe, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes. No subsequent payments have been made on these payroll taxes to the date of this report.

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

NOTE 5.  INVESTMENTS

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

The following is a summary of our investment securities as of February 28, 2001.


                                                   Gross           Gross
                                                 Unrealized      Unrealized       Estimated
                                     Cost          Gains           Losses         Fair Value
                                ------------    -----------     ------------    -------------

Trading equity securities       $     44,987    $    1,625      $    (2,281)     $     44,331
                                ============    ===========     ===========      ============
Available-for-sale
   equity securities            $  1,383,924    $ 1,463,408     $  (424,787)     $  2,422,545
                                ============    ===========     ===========      ============

     There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the quarter ended February 28, 2001 and February 29, 2000, respectively. The change in net unrealized holding gains, net of deferred income taxes, is included in other comprehensive income and amounted to $654,331 for the quarter ended February 28, 2001. There were no unrealized holding gains or losses for the quarter ended February 29, 2000.

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


NOTE 6. RELATED PARTY TRANSACTIONS

     Employee Loans

     As of November 30, 2000, we owed our President and CEO $23,501. During the quarter ended February 28, 2001, he loaned us $115,321 and we repaid him $11,314, resulting in a balance of $127,508 at February 28, 2001.

     In addition, as of November 30, 2000, we owed an employee
$14,131. During the quarter ended February 28, 2001, we repaid him $3,000, resulting in a balance of $11,131 at February 29, 2001.


NOTE 7. COMMON STOCK

     Common Stock for Services

     During the quarter ended February 28, 2001, our President and CEO earned 118,084 shares of restricted Rule 144 common stock valued at $15,349 for a bonus earned during the quarter. This amount is

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)


included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During the quarter ended February 29, 2000, he was compensated for services rendered by the granting of 62,500 shares of restricted Rule 144 common stock. This amount was included in the liability for stock to be issued at February 29, 2000.

     In addition, during the quarter ended February 28, 2001, we issued a total of 170,650 shares of common stock for services rendered valued at $32,336. Of this amount, $19,489 related to services performed during the prior year.


NOTE 8. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the quarters ended February 28, 2001 and February 29, 2000:

                                            February 28,     February 29,
                                               2001              2000
                                            ------------     ------------
                                                              (Restated)
Numerator for basic and diluted
  loss per share - net loss                 $   (840,907)    $   (402,121)
                                            ============     ============
Denominator for basis and diluted
  loss per share - Weighted
  average shares                              16,360,987       10,042,463
                                            ============     ============
Basic and diluted net loss
  per common share                          $      (0.05)    $       (.04)
                                            ============     ============

NOTE 9. SEGMENT INFORMATION

     The Company's reportable operating segments include INFe-Ventures, INFe-Technologies, INFe-Human Resources and INFe-Relations. INFe-Ventures provides financial and business consulting services. INFe-Technologies provides technology consulting and due diligence services. This division also operates ClubComputer.com, an internet based business to consumers of computer hardware and software products. INFe-Human Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through IT*CareerNET. In addition, INFe-Human Resources operates Placeum.com, an online technology recruiting service. INFe-Relations provides investor and public relations services.

     The Company allocates cost of revenues and direct operating expenses to these segments. The Company does not allocates specific assets to segments other than fixed assets and intangible assets.

     During the quarter ended February 29, 2000, the Company's only division was IT Staffing, which provided human resources and staffing services.

     Operating segment data for the three months ended February 28, 2001 and February 29, 2000 is as follows:

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

                                  2001                       2000
                       -------------------------    ---------------------------
                                      Net Income                    Net Income
                                    (Loss) Before                 (Loss) Before
                       Revenue      Income Taxes    Revenue       Income Taxes
                       ---------    ------------    ---------     -------------
Corporate              $       -    $ (446,271)     $       -     $         -

INFe-Ventures                                -              -               -

INFe-Technologies                     (105,178)             -               -
INFe-Human Resources      10,947      ( 51,358)       102,533        (402,121)

INFe-Relations            17,742      ( 29,430)             -               -
                       ---------    -----------     ---------     -----------
Total                  $  28,699    $ (632,237)     $ 102,533     $ (402,121)


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

Results of Operations
---------------------

Three Months Ended February 28, 2001 and February 29, 2000

Revenues for the quarter ended February 28, 2001 decreased $73,834 or 72%, to $28,699 from $102,533 for the quarter ended February 29, 2000. The decrease was largely attributable to a reduction in revenues in the human resources activities of the Company offset by some revenue in INFe-Relations, Inc.

Cost of revenues decreased by $51,748, or 91%, to $4,892 in the first quarter of fiscal 2001 from $56,640 for the corresponding period in fiscal 2000. As a percentage of revenue, the cost of revenues decreased to 17% in the first quarter of fiscal 2001 from 55.2% in the same period during the prior year.

Selling, General and administrative expenses increased $153,261, or 34%, to $595,986 in the quarter ended February 28, 2001, from $442,725 for the period ended February 29, 2000. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

Depreciation and amortization increased $68,260, to $70,434 in the quarter ended February 18, 2001, from $2,174 for the period ended
February 29, 2000. This increase was due to additional fixed assets and intangible assets.

Realized gains on investments increased $3,847 to $3,847 in the quarter ended February 28, 2001 from $0 for the period ended February 29, 2000 The increase in this account is due to the sale of certain trading securities at prices higher than the original cost.

Unrealized holding gain on trading securities increased $15,853, to $13,174 in the quarter ended February 28, 2001, from a loss of $2,679 for the period ended February 29, 2000. The increase in this account is due to an increase in the market value of some securities, offset by a temporary decline in the market value of other securities.

Liquidity and Capital Resources
-------------------------------

Net cash provided by financing activities was $99,353 for the three months ended February 28, 2001, compared to $287,572 during the three months ended February 29, 2000. During this quarter, the cash provided by financing activities came from loans from related parties of $115,260 vs. no loans from related parties in the first quarter of the previous year. During the first quarter of 2000 cash provided by financing activities came from the issuance of common stock and proceeds from stock to be issued of $300,000. In the first quarter of 2001 we repaid $14,314 to related parties and paid $1,593 in a capital lease obligation. In the first quarter of 2000 we repaid $11,017 to related parties and $1,411 in a capital lease obligation.

During the first quarter of 2001, net cash provided by investing activities amounted to $58,982, compared to net cash used by investing activities of $35,179 during the first quarter of 2000. During the first quarter of 2001, we purchased no investments vs $10,179 for the first quarter of the previous year. In the first quarter of this year we sold investments at $74,287 vs zero for the first quarter of the previous year. In the first quarter of 2000 we issued a note receivable for $25,000 vs. zero for this year, and in the first quarter of this year we made a deposit for $15,305 vs. none for the previous year's first quarter.

Cash used in operating activities in the first quarter of 2001 was $163,474, compared to $263,948 in the first quarter of 2000. During the first quarter of 2001, the cash used in operating activities was due to net losses of $840,907 compared to $402,121 for the quarter ended February 29, 2000.


Accumulated Deficit and Management Plan

As of February 28, 2001, accumulated deficit amounted to $4,249,021. Operating losses for the three months ended February 28, 2001 $840,907 compared to $402,121 during the three months ended February 29, 2000. Much of the public company common stock of our clients that we have received in fees is not yet available for sale. Some of the stock contains demand registration rights, some piggy-back registration, and in either case, all of the stock becomes available for sale after we have owned the stock for more than one year, as described in Rule 144 of the SEC code. We have valued this stock at a discount due to those restrictions. Once the stock becomes free trading and we decide to sell it, we may realize additional revenue if it increases in value, or we may incur losses if the market value decreases below the discounted value.

We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in our various areas of operation. This plan includes the following, subject to us obtaining financing:

   * Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
   *   Developing clients for our INFe-Relations, Inc. subsidiary; and
   * Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and Relations subsidiaries as well as to purchase a broker/dealer license.

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

                  PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     None

Reports on Form 8-K
-------------------

     None

Other Information
-----------------

This form 10Q has not been reviewed by the accounting firm of Rachlin, Cohen & Holtz, LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFE.COM, INC.
                                  (Registrant)

Date:  April 17, 2001             /s/ Tom Richfield
                                  --------------------------------------
                                  Tom Richfield, Chief Executive Officer