Form 10QSB
period 2001-05-31
INFE COM INC
filed 2001-07-19
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended May 31, 2001
                                           ------------

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

                    Yes      [X]                No  [ ]

Number of shares outstanding of the issuer's common stock, as of February 28, 2001

Common Stock, par value $.0001 per share             17,302,364
----------------------------------------       ---------------------------
               Class                           Number of shares outstanding

                           INFE.COM, INC.

                            FORM 10-QSB

                FOR THE QUARTER ENDED MAY 31, 2001

                        TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1    Condensed Consolidated Financial Statements
            Balance Sheets as of May 31, 2001 (Unaudited) and
            November 30, 2000                                           2
          Unaudited Statements of Operations and Comprehensive
            Loss for the three months ended May 31, 2001 and
            2000 (Unaudited)                                            3
          Unaudited Statements of Operations and Comprehensive
            Loss for the six months ended May 31, 2001 and
            2000 (Unaudited)                                            4
          Unaudited Statements of Cash Flows for the six months
            ended May 31, 2001                                          5
          Notes to Financial Statements (Unaudited)                     6

ITEM 2    Management's discussion and analysis of financial
          condition and results of operations                           13

PART II	OTHER INFORMATION

ITEM 1    Legal Proceedings                                             17

ITEM 2    Changes in securities                                         17

ITEM 6    Exhibits                                                      17

SIGNATURES                                                              17

                      INFE.COM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   May 31,          November 30,
                                                    2001                2000
                                                 -----------        ------------
                                                 (Unaudited)
ASSETS:
Current Assets:
  Cash                                           $    23,998        $     3,481
  Accounts receivable, net                             9,150             84,168
  Investments - trading securities                     4,516             25,795
  Prepaid expenses                                     5,333              6,010
                                                 -----------        -----------
        Total current assets                          42,997            119,454

Available For Sale Securities                        760,682          2,986,516
                                                 -----------        -----------
        Total current assets and
        available for sale securities                803,679          3,105,970

Property and Equipment                               110,707            145,518

Intangible Assets                                    421,715            530,710

Other Assets                                          24,739              8,732
                                                 -----------        -----------
                                                 $ 1,360,840        $ 3,790,930
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses          $   775,561        $    430,260
  Payroll taxes payable                              215,315             114,277
  Due to related parties                             142,874              37,633
  Deferred revenue                                     5,600               4,142
                                                 -----------        ------------
        Total current liabilities                  1,139,350             586,312
                                                 -----------        ------------
Subordinated Note Payable                            239,890             239,890
                                                 -----------        ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                         1,730               1,620
  Additional paid-in-capital                       5,828,506           5,743,638
  Deficit                                         (4,501,644)         (3,408,114)
  Accumulated other comprehensive loss            (1,101,992)          1,009,633
  Deferred charges                                  (245,000)           (382,049)
                                                 -----------        ------------
                                                     (18,400)          2,964,728
                                                 -----------        ------------
                                                 $ 1,360,840        $  3,790,930
                                                 ===========        ============


                            See notes to condensed
                      consolidated financial statements

                        INFE.COM, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (Unaudited)



                                                            2001            2000
                                                        -----------     ------------
                                                                         (Restated)
REVENUE                                                 $     8,050     $    227,701

COSTS AND EXPENSES:
  Direct costs of revenue                                     1,500           41,990
  Selling, general and administrative                       287,370          970,159
  Depreciation and amortization                              70,166           23,450
                                                        -----------     ------------
                                                            359,036        1,035,599
                                                        -----------     ------------
  Loss from operations                                     (350,986)        (807,898)
                                                        -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                18            1,783
  Interest expense                                           (5,997)          (1,785)
  Loss on disposal of assets                                 (3,206)          -
  Realized loss on investments                             (100,209)         (14,998)
  Unrealized loss on trading securities
    investments                                              (2,556)         (36,816)
                                                        -----------     ------------
                                                           (111,950)         (51,816)
                                                        -----------     ------------

LOSS BEFORE INCOME TAXES                                   (462,936)        (859,714)

INCOME TAX EXPENSE                                             -                -
                                                        -----------     ------------
NET LOSS                                                   (462,936)        (859,714)

OTHER COMPREHENSIVE LOSS:
  Net unrealized holding loss                            (1,102,992)        (148,750)
                                                        -----------     ------------
COMPREHENSIVE LOSS                                      $(1,565,928)    $ (1,008,464)
                                                        ===========     ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $     (0.03)     $     (0.07)
                                                        ===========     ============


                            See notes to condensed
                      consolidated financial statements

                       INFE.COM, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   SIX MONTHS ENDED MAY 31, 2001 AND 2000
                                 (Unaudited)


                                                         2001               2000
                                                     ------------       -------------
                                                                          (Restated)
REVENUE                                              $     36,749       $     330,234

COSTS AND EXPENSES:
  Direct costs of revenue                                   6,393              98,630
  Selling, general and administrative                     881,710           1,412,884
  Depreciation and amortization                           140,600              25,624
                                                     ------------       -------------
                                                        1,028,703           1,537,138
                                                     ------------       -------------
  Loss from operations                                   (991,954)         (1,206,904)
                                                     ------------       -------------

OTHER INCOME (EXPENSE):
  Interest income                                              32               2,395
  Interest expense                                        (12,658)             (2,833)
  Loss on disposal of assets                               (3,206)             -
  Realized loss on investments                            (96,362)            (14,998)
  Unrealized gain (losses) on trading
    securities investments                                 10,618             (39,495)
                                                     ------------       -------------
                                                         (101,576)            (54,931)
                                                     ------------       -------------

LOSS BEFORE INCOME TAXES                               (1,093,530)         (1,261,835)

INCOME TAX EXPENSE                                         -                   -
                                                     ------------       -------------
NET LOSS                                               (1,093,530)         (1,261,835)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss                          (1,101,992)           (148,750)
                                                     ------------       -------------
COMPREHENSIVE LOSS                                   $ (2,195,522)      $  (1,410,585)
                                                     ============       =============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.07)      $       (0.12)
                                                     ============       =============



                            See notes to condensed
                      consolidated financial statements

                       INFE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MAY 31, 2001 AND 2000
                                 (Unaudited)

                                                                          2001          2000
                                                                      ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                                            $ (1,093,530)  $ (1,261,835)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                      140,600         25,624
        Unrealized holding (gain) loss on investments                      (10,618)        39,495
        Realized loss on investments                                        96,362          -
        Stock issued in lieu of cash for services                           10,451        710,803
        Stock to be issued in lieu of cash for services                       -           118,813
        Stock to be received in lieu of cash for services
          rendered                                                            -          (109,350)
        Loss on disposal of assets                                           3,206           -
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                        5,018       (119,648)
           Increase in accrued interest receivable                            -            (1,608)
           Decrease (increase) in prepaid expenses                             677         (5,084)
           Decreased in deferred charges                                   137,049         25,000
           Increase in accounts payable and accrued expenses               520,866         32,116
           Increase (decrease) in deferred revenue                          (5,784)        15,000
                                                                      ------------   ------------
              Net cash used in operating activities                       (195,703)      (530,674)
                                                                      ------------   ------------
Cash Flows from Investing Activities:
  Purchase of investments                                                     -          (363,300)
  Proceeds from sale of investments                                        127,046        263,098
  Purchase of property and equipment                                          -           (12,310)
  Issuance of note receivable                                                 -           (75,000)
  Deposit                                                                  (16,007)        (5,000)
                                                                      ------------   ------------
              Net cash provided by (used) in investing activities          111,039       (192,512)
                                                                      ------------   ------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                                  -            60,000
  Proceeds received for stock to be issued                                    -           606,000
  Proceeds from loans from related parties                                 126,877           -
  Repayment of loans from related parties                                  (21,696)       (40,266)
  Payment of capital lease obligations                                        -            (2,544)
  Payments for treasury stock                                                 -           (17,231)
                                                                      ------------   ------------
              Net cash provided by financing activities                    105,181        605,959
                                                                      ------------   ------------
Net Increase (Decrease) in Cash                                             20,517       (117,227)

Cash, Beginning                                                              3,481        117,227
                                                                      ------------   ------------
Cash, Ending                                                          $     23,998   $       -
                                                                      ============   ============


                            See notes to condensed
                      consolidated financial statements

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The condensed balance sheet as of May 31, 2001, the condensed statements of operations for the three months and six months ended May 31, 2001 and 2000, and the condensed statements of cash flows for the six months ended May 31, 2001 and 2000 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2001 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's November 30, 2000 Form 10-KSB. The results of operations for the three and six month period ended May 31, 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2. GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in the first six months of 2001 and fiscal 2000, and have an accumulated deficit as of May 31, 2001 of approximately $4,501,600. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144.
In addition, we have not remitted payroll taxes on a timely basis during the first six months of 2001 and fiscal year 2000.

     These conditions raise substantial doubt as to the ability of INFe to continue as a going concern. Management has formulated and is in the process of implementing a business plan intended to develop new and increased revenues and gross profit in the various areas of operation. This plan includes the following, subject to obtaining financing:

     * Acquisition of a NASD registered broker/dealer to expand our ability to implement our venture business model;
     * Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
     *   Developing clients for our INFe-Relations, Inc. subsidiary; and
     * Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and Relations subsidiaries.
     * Liquidate some of our equity instruments which will become available for sale in August 2001. This will allow us to reduce our current debt and provide working capital and funds for acquisitions;
     * The Company has currently identified new sources of financing and is in the final stages of negotiating new financing.

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)

Summary

     Presently, we cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.


NOTE 3. PRIOR PERIOD ADJUSTMENTS

Deferred Charges Related to Purchase of Long Distance Services

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

     In December 1996, we entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares of our common stock, subject to SEC Rule 144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used. We have not used any telecommunications services pursuant to this agreement through May 31, 2001. Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about January 1, 2000.

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

     The recording of this transaction had no impact on earnings for the three months and six months ended May 31, 2000 but did have an impact on the calculation of weighted average common shares outstanding. As a result, weighted average common shares outstanding increased from 10,454,449 to 10,954,449 for the six months ended
May 31, 2000 and from 11,374,634 to 11,874,634 for the three months ended May 31, 2000.

Adjustment to Purchase Price of ClubComputer.com

     Effective April 10, 2000, INFe acquired certain intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of
(i) 250,000 shares of our restricted common stock at closing, which

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)


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

     The May 31, 2000 financial statements were restated to reflect the change in the acquisition terms for ClubComputer.com. As a result, net losses for the three months ended May 31, 2000 changed from $907,087 to $859,714 and net losses for the six months ended May 31, 2000 changed from $1,309,208 to $1,261,835.

Effect of Adjustments on Net Loss per Common Share

     As a result of the above adjustments, net loss per common share for the three months and six months ended May 31, 2000 were restated as follows:


                                               Three Months           Six Months
                                               ended May 31,         Ended May 31,
                                                  2000                   2000
                                               -------------         -------------
Net Loss:
  As originally reported                       $    (907,087)        $  (1,309,208)
                                               =============         =============
  As restated                                  $    (859,714)        $  (1,261,835)
                                               =============         =============
Weighted Average Number of Common
  Share outstanding:
    As originally reported                        11,374,634            10,454,449
                                               =============         =============
    As restated                                   11,874,634            10,954,449
                                               =============         =============
Net Loss per common share:
  As originally reported                       $       (0.08)        $       (0.13)
                                               =============         =============
    As restated                                $       (0.07)        $       (0.12)
                                               =============         =============


NOTE 4. PAYROLL TAXES PAYABLE

     Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the third and fourth quarters of 2000 and the first and second quarters of 2001, principally related to the non-cash compensation paid to certain employees, that have been withheld and accrued by INFe, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes. No subsequent payments have been made on these payroll taxes to the date of this report.

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)

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

     The following is a summary of our investment securities as May, 2001.

                                                  Gross           Gross
                                                Unrealized      Unrealized       Estimated
                                    Cost          Gains           Losses        Fair Value
                                -----------     ----------      ----------      ----------

Trading equity securities       $     7,728     $    -          $   (3,212)     $    4,516
                                ===========     ==========      ==========      ==========
Available-for-sale
   equity securities            $ 1,269,715     $    -          $(509,033)      $  760,682
                                ===========     ==========      ==========      ==========

     During the six months ended May 31, 2001, the Company sold 100,000 shares of available-for-sale securities for $50,000. The carrying cost of the securities was $92,806, resulting in a realized loss of $42,806. In addition, subsequent to May 31, 2001, the Company sold 50,000 shares of available-for-sale securities for $25,000. The carrying cost of the securities was $46,403. Accordingly, the Company recognized a realized loss of $21,403 and reduced the carrying value of the securities to $25,000.

      There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the three months and six months ended May 31, 2000, respectively.

      The change in net unrealized holding gains (losses), net of deferred income taxes, is included in other comprehensive income and amounted to $(1,101,992) for the six months ended May 31, 2001. There were no unrealized holding gains or losses for the three months and six months ended May 31, 2000, respectively.

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

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)


NOTE 6. RELATED PARTY TRANSACTIONS

Employee Loans

     As of November 30, 2000, we owed our President and CEO $23,501. During the six months ended May 53, 2001, he loaned us $126,938 and we repaid him $18,696, resulting in a balance of $131,743 at May 31, 2001.

     In addition, as May 31, 2001, we owed an employee $11,131.


NOTE 7. COMMON STOCK

Common Stock for Services

     During the six months ended May 31, 2001, our President and CEO earned 295,756 shares of restricted Rule 144 common stock as a bonus for the six months period. These shares were valued at $20,561. This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, he got issued 200,000 shares for bonuses earned during prior periods.

     In addition, during the six months ended May 31, 2001, we issued a total of 900,650 shares of common stock for services rendered valued at $29,941. Of this amount, $19,489 related to services performed during the prior year.


NOTE 8. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the three months and six months ended May 31, 2001 and 2000:

                                                      May 31, 2001                   May 31, 2000
                                                      ------------                   ------------
                                                                                       (Restated)
                                                    Three         Six             Three        Six
                                                    Months        Months          Months       Months
                                                    Ended         Ended           Ended        Ended
                                                 -----------   -------------   -----------  -------------
Numerator for basic and diluted loss per
share -  net loss                                $ (462,936)   $ (1,093,530)   $ (859,714)  $ (1,261,835)
                                                 ==========    ============    ==========   ============
Denominator for basis and diluted loss per
share -  Weighted average shares                 16,836,187      16,602,853    11,874,634     10,954,449
                                                 ==========    ============    ==========   ============

Basic and diluted net loss per common share      $     (.03)   $       (.07)   $     (.07)  $       (.12)
                                                 ==========    ============    ==========   ============

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)


NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Six Months Ended
                                                      May 31, 2001    May 31, 2000
                                                                       (Restated)
                                                      ------------    ------------

Interest paid during the period                       $       -       $      4,441
                                                      ============    ============
Non-Cash Investing and Financing Activities:
  Stock received in satisfaction of trade
    account receivable and note receivable            $     70,000    $     45,000
                                                      ============    ============
  Purchase of intangible assets through issuance
    of stock and liability for stock to be issued     $       -       $    597,800
                                                      ============    ============
  Purchase of internal use software through
    issuance of stock                                 $       -       $     64,813
                                                      ============    ============
  Stock issued as a reduction of the liability
    for stock to be issued                            $     74,527    $    309,280
                                                      ============    ============
  Stock issued in exchange for investments            $       -       $    239,020
                                                      ============    ============
  Stock issued for services to be received            $       -       $  1,250,002
                                                      ============    ============


NOTE 10. SEGMENT INFORMATION

     The Company's reportable operating segments include INFe-Ventures, INFe-Technologies, INFe-Human Resources and INFe-Relations. INFe-Ventures provides financial and business consulting services. INFe-Technologies provides technology consulting and due diligence services. This division also operates ClubComputer.com, an internet based business to consumers of computer hardware and software products. INFe-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through IT*CareerNET. In addition, INFe-Human Resources operates Placeum.com, an online technology recruiting service. INFe-Relations provides investor and public relations services.

     The Company allocates cost of revenues and direct operating expenses to these segments. The Company does not allocates specific assets to segments other than fixed assets and intangible assets.

     During the three months and six months ended May 31, 2000, the Company operated the IT Staffing division, which provided human resources and staffing services, and the management consulting divisions. During 2000, the Company did not allocate operating expenses to the divisions.

     Operating segment data for the three months and six months ended May 31, 2001 and 2000 is as follows:

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)

                                              Three Months Ended                 Three Months Ended
                                                 May 31, 2001                        May 31, 2000
                                          ----------------------------      ------------------------------
                                                         Net Income                         Net Income
                                                         (Loss) Before                      (Loss) Before
                                           Revenue       Income Taxes        Revenue        Income Taxes
                                          ----------     -------------      ---------       --------------
Corporate                                 $        -     $    (385,478)     $         -    $     (859,714)

INFe-Ventures                                      -                 -          164,350                 -

INFe-Technologies                                  -           (53,877)               -                 -

INFe-Human Resources                           6,550           (22,629)          63,351                 -

INFe-Relations                                 1,500           (   952)               -                 -
                                          ----------     -------------      -----------     --------------
Total                                     $    8,050     $    (462,936)     $   227,701     $     (859,714)
                                          ==========     =============      ===========     ==============


                                               Six Months Ended                    Six Months Ended
                                                 May 31, 2001                        May 31, 2000
                                           ----------------------------      -----------------------------
                                                         Net Income                         Net Income
                                                         (Loss) Before                      (Loss) Before
                                           Revenue       Income Taxes        Revenue        Income Taxes
                                          ----------     -------------      ---------       --------------
Corporate                                 $        -     $    (830,106)     $       -        $  (1,261,835)

INFe-Ventures                                                        -        194,350                    -

INFe-Technologies                                             (159,055)             -                    -

INFe-Human Resources                          17,507           (73,987)       135,884                    -

INFe-Relations                                19,242           (30,382)             -                    -
                                          ----------     -------------      -----------     --------------
Total                                     $   36,749     $  (1,093,530)     $   330,234     $   (1,261,835)
                                          ==========     =============      ===========     ==============


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

Results of Operations
---------------------

Three Months Ended May 31, 2001 and 2000
----------------------------------------

     Revenues for the three months ended May 31, 2001 decreased
$219,651 or 96%, to $8,050 from $227,701 for the three months ended May 31, 2000. The decrease was largely attributable to a reduction in revenues in the venture and human resources activities of the Company offset by some revenue in INFe-Relations, Inc.

     Cost of revenues decreased by $40,490, or 96%, to $1,500 in the second quarter of fiscal 2001 from $41,990 for the corresponding period in fiscal 2000. This is mostly attributable to the reduced activities during fiscal 2001.

     Selling, General and administrative expenses decreased by $682,789, or 70%, to $287,370 in the three months ended May 31, 2001, from $970,159 for the three months ended May 31, 2000. This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

     Depreciation and amortization increased $46,716 to $70,166 in the three months ended May 31, 2001, from $23,450 for the three months ended May 31, 2000. This increase was due to additional fixed assets and intangible assets.

     Realized losses on investments increased $85,211 to $100,209 in the three months ended May 31, 2001 from $14,998 for the three months ended May 31, 2000. This increase is primarily due to the sale of 100,000 available-for-sale securities during the three months ended May 31, 2001 which resulted in a loss of approximately $43,000. This increase is also due to an other-than-temporary decline of approximately $22,000 in the price of other available-for-sale securities. The remaining increase in losses are due to the sale of trading securities at prices below original cost.

Six Months Ended May 31, 2001 and 2000
--------------------------------------

     Revenues for the six months ended May 31, 2001 decreased $293,485 or 89%, to $36,749 from $330,234 for the six months ended May 31, 2000. The decrease was largely attributable to a reduction in revenues in the venture and human resources activities of the Company offset by some revenue in INFe-Relations, Inc.

     Cost of revenues decreased by $92,237, or 94%, to $6,393 in the second quarter of fiscal 2001 from $98,630 for the corresponding period in fiscal 2000. This is mostly attributable to the reduced activities during fiscal 2001.

     Selling, General and administrative expenses decreased by $531,174, or 38%, to $881,710 in the six months ended May 31, 2001, from $1,412,884 for the six months ended May 31, 2000. This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

     Depreciation and amortization increased $114,976, to $140,600 in the six months ended May 31, 2001, from $25,624 for the six months ended May 31, 2000. This increase was due to additional fixed assets and intangible assets.

     Realized losses on investments increased $81,364 to $96,362 in the six months ended May 31, 2001 from $14,998 for the six months ended May 31, 2000. This increase is primarily due to the sale of 100,000 available-for-sale securities during the three months ended May 31, 2001 which resulted in a loss of approximately $43,000. This increase is also due to an other-than-temporary decline of approximately $22,000 in the price of other available-for-sale securities. The remaining increase in losses are due to the sale of trading securities at prices below original cost.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by financing activities was $105,181 for the six months ended May 31, 2001, compared to $605,959 during the six months ended May 31, 2000. During the six months ended May 31, 2001, the cash provided by financing activities came from loans from related parties of $126,877 vs. no loans from related parties in the first six months of the previous year. During the first six months ended May 31, 2000, cash provided by financing activities came from the issuance of common stock and proceeds from stock to be issued of $666,000. In the first six months ended May 31, 2001, we repaid $21,696 to related parties. In the six months ended May 31, 2000 we repaid $40,266 to related parties and purchased treasury stock for $17,231.

     During the first six months ended May 31, 2001, net cash provided by investing activities amounted to $111,039, compared to net cash used by investing activities of $192,512 during the first six months ended May 31, 2000. In the six months ended May 31, 2001, we purchased no property and equipment vs $12,310 in the first six months of 2000. During the first six months of fiscal 2001, we purchased no investments vs $363,300 for the first six months of the previous year. In the first six months of fiscal 2001, we sold investments at $127,046 vs 263,098 for the first six months of the previous year. In the first six months of fiscal 2000 we issued a note receivable for $75,000 vs. zero for this year, and in the first six months of this year we made a deposit for $16,077 vs $5,000 for the previous year's first six months.

     Cash used in operating activities in the first six months of fiscal 2001 was $195,703, compared to $530,674 in the first six months of fiscal 2000. During the first six months of fiscal 2001, the cash used in operating activities was mostly due to net losses of $1,093,530 compared to $1,261,835 for the first six months of fiscal 2000.

Accumulated Deficit and Management Plan
---------------------------------------

     As of May 31, 2001, accumulated deficit amounted to approximately $4,501,644. In addition, much of the public company common stock of our clients that we have received in fees is not yet available for sale. Some of the stock contains demand registration rights, some piggy-back registration, and in either case, all of the stock becomes available for sale after we have owned the stock for more than one year, as described in Rule 144 of the SEC code. We have valued this stock at a discount due to those restrictions. Once the stock becomes free trading and we decide to sell it, we may realize additional revenue if it increases in value, or we may incur losses if the market value decreases below the discounted value. During the six months ended May 31, 2001, some of these securities were sold a prices below their discounted value.

     In December 2000, we had a commitment from a financial institution for loans in excess of $1,000,000. We had planned to use part of the funds to acquire a broker/dealer and subsequently issued a letter of intent for that purchase. However, the funding never materialized and the acquisition did not take place. This loss of financing resulted in severely limiting our ability to increase revenue and attributed substantially to our current losses. By the end of April, we terminated our relationship with the financing source. Since the termination of this agreement, we have been pursuing new financing sources and believe we have a new commitment for financing. In addition to this commitment for new financing, we intend to liquidate some of our equity instruments which become available for sale in August 2001.

     Based on this financing commitment and our ability to liquidate some of our equity instruments, we believe that we will have working capital to continue operations.

     We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in our various areas of operation. This plan includes the following, subject to us obtaining the financing discussed above:

     * Acquisition of a NASD registered broker/dealer to expand our ability to implement our venture business model;
     * Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
     *   Developing clients for our INFe-Relations, Inc. subsidiary; and
     * Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and Relations subsidiaries.

Inflation
---------

     In the opinion of management, inflation will not have a material effect on the operations of the Company.

Recent Accounting Pronouncements
--------------------------------

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

ITEM 2. CHANGES IN SECURITIES

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

None


Reports on Form 8-K
-------------------

None


ACCOUNTANTS' REVIEW

      The Company `s independent accountants have not reviewed this Form 10-QSB for the quarter period ended May 31, 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INFE.COM, INC.
                                     (Registrant)

Date:  July 18, 2001                 /s/ Tom Richfield
                                     --------------------------------------
                                     Tom Richfield, Chief Executive Officer