Form 10QSB/A
period 2001-02-28
INFE COM INC
filed 2001-08-14
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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
                Class                           Number of shares outstanding

                                INFE.COM, INC.

                                 FORM 10-QSB

                  FOR THE QUARTER ENDED FEBRUARY 28, 2001

                              TABLE OF CONTENTS

                                                                      PAGE NO.
PART 1  FINANCIAL INFORMATION

ITEM 1   Condensed Consolidated Financial Statements
           Balance Sheets as of February 28, 2001 (Unaudited)
             and November 30, 2000                                        2
           Unaudited Statements of Operations for the three
             months ended February 28, 2001 and February 29, 2000         3
           Unaudited Statements of Cash Flows for the three
             months ended February 28, 2001 and February 29, 2000         4
           Notes to Financial Statements (Unaudited)                      5

ITEM 2   Management's discussion and analysis of financial
         condition and results of operations                              10


PART II	OTHER INFORMATION

ITEM 1   Legal Proceedings                                                13

ITEM 2   Changes in securities                                            13

ITEM 6   Exhibits                                                         13

SIGNATURES                                                                13

                      INFE.COM, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  February 28,     November 30,
ASSETS                                               2001               2000
                                                  ------------     ------------
                                                   (Unaudited)
                                                   (Restated)
Current Assets:
  Cash                                            $      6,882     $      3,481
  Accounts receivable, net                                 375           84,168
  Investments - trading securities                       7,739           25,795
  Prepaid expenses                                       5,333            6,010
                                                  ------------     ------------
        Total current assets                            20,329          119,454

Available For Sale Securities                        2,422,545        2,986,516
                                                  ------------     ------------
        Total current assets and available
        for sale securities                          2,442,874        3,105,970
                                                  ------------     ------------
Property and Equipment                                 129,581          145,518

Intangible Assets                                      476,213          530,710

Other Assets                                            24,037            8,732
                                                  ------------     ------------
                                                  $  3,072,705     $  3,790,930
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses           $    659,693     $    430,260
  Payroll taxes payable                                184,279          114,277
  Due to related parties                               138,639           37,633
  Deferred revenue                                           -            4,142
                                                  ------------     ------------
        Total current liabilities                      982,611          586,312
                                                  ------------     ------------
Subordinated Note Payable                              239,890          239,890
                                                  ------------     ------------
Commitments and Other Matters

STOCKHOLDERS' EQUITY:
  Common stock                                           1,637            1,620
  Additional paid-in-capital                         5,775,957        5,743,638
  Deficit                                           (4,283,971)      (3,408,114)
  Accumulated other comprehensive income,
    net of deferred income taxes of $384,290           654,331        1,009,633
  Deferred charges                                    (297,750)        (382,049)
                                                  ------------     ------------
                                                     1,850,204        2,964,728
                                                  ------------     ------------
                                                  $  3,072,705     $  3,790,930
                                                  ============     ============



             See notes to condensed consolidated financial statements.

                       INFE.COM, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                 (Unaudited)

                                                     2001              2000
                                                  ----------        ----------
                                                  (Restated)
REVENUE                                           $   28,699        $  102,533

COSTS AND EXPENSES:
  Direct costs of revenue                              4,892            56,640
  Selling, general and administrative                594,344           442,725
  Depreciation and amortization                       70,434             2,174
                                                  ----------        ----------
                                                     669,670           501,539
                                                  ----------        ----------
  Loss from operations                              (640,971)         (399,006)
                                                  ----------        ----------
OTHER INCOME (EXPENSE):
  Interest income                                         15               612
  Interest expense                                    (6,661)           (1,048)
  Realized gain on investments                         3,847                 -
  Unrealized loss on trading
    securities investments                           (23,418)           (2,679)
                                                  ----------        ----------
                                                     (26,217)           (3,115)
                                                  ----------        ----------
LOSS BEFORE INCOME TAXES                            (667,188)         (402,121)

INCOME TAX EXPENSE                                  (208,669)                -
                                                  ----------        ----------
NET LOSS                                            (875,857)         (402,121)

OTHER COMPREHENSIVE INCOME:

Net unrealized holding loss, net of
  deferred income tax benefit of $208,669           (355,302)                -
                                                  ----------        ----------
COMPREHENSIVE INCOME (LOSS)                      ($1,231,159)      ($  402,121)
                                                  ==========        ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $    (0.05)       $    (0.04)
                                                  ==========        ==========



             See notes to condensed consolidated financial statements.

                     INFE.COM, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

       THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                               2001           2000
                                                            -----------    -----------
                                                            (Restated)
Cash Flows from Operating Activities:
  Net loss                                                  $  (875,857)   $  (402,121)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Deferred income taxes                                   208,669              -
        Depreciation and amortization                            70,434          2,174
        Unrealized holding loss on investments                   23,418          2,679
        Realized gain on investments                             (3,847)             -
        Stock issued in lieu of cash for services                12,847        119,777
        Stock to be issued in lieu of cash for services               -         61,122
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable            13,793        (35,412)
           Decrease (increase) in prepaid expenses                  677         (5,084)
           Increase in accrued interest receivable                    -           (612)
           Increase (decrease) in accounts payable
             and accrued expenses                               320,517         (6,471)
           Decreased in deferred charges                         84,299              -
           Decrease in deferred revenue                          (9,884)             -
                                                            -----------    -----------
              Net cash used in operating activities            (154,934)      (263,948)
                                                            -----------    -----------
Cash Flows from Investing Activities:
  Purchase of investments                                             -        (10,179)
  Proceeds from sale of investments                              74,287
  Issuance of note receivable                                         -        (25,000)
  Deposit                                                       (15,305)             -
                                                            -----------    -----------
              Net cash provided by (used) in
              investing activities                               58,982        (35,179)
                                                            -----------    -----------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                          -        115,000
  Proceeds received for stock to be issued                            -        185,000
  Proceeds from loans from related parties                      115,260              -
  Repayment of loans from related parties                       (14,314)       (11,017)
  Payments of capital lease obligation                           (1,593)        (1,411)
                                                            -----------    -----------
              Net cash provided by financing
              activities                                         99,353        287,572
                                                            -----------    -----------

Net Increase (Decrease) in Cash                                   3,401        (11,555)

Cash, Beginning                                                   3,481        117,227
                                                            -----------    -----------
Cash, Ending                                                $     6,882    $   105,672
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                           $        -     $     1,048

  Non-Cash Investing and Financing Activities:
    Stock issued as a reduction of the liability
      for stock to be issued                                $   19,489     $   309,280
    Stock received in satisfaction of trade
      accounts receivable                                   $   70,000     $         -



             See notes to condensed consolidated financial statements.

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed balance sheet as of February 28, 2001, the condensed statements of operations for the three months ended February 28, 2001 and February 29, 2000, and the condensed statements of cash flows for the three months ended February 28, 2001 and February 29, 2000 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2001 and for all periods presented, have been made.

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

     The results of operations for the three months ended February 28, 2001 have been restated to reflect adjustments as a result of the review by the independent accountant as follows:

                                    February 28,
                                        2001
                                    As Originally
                                      Reported           As Restated
                                    -------------        -----------

Net loss                            $     840,907         $  875,857

Net loss per common share           $         .05         $      .05

Comprehensive loss                  $     186,576         $1,231,159


NOTE 2. GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in the first quarter of 2001 and fiscal 2000, and have an accumulated deficit as of February 28, 2001 of approximately $4,284,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144. In addition, we have not remitted payroll taxes on a timely basis during fiscal year 2000 and the first quarter of 2001. These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

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


                                                   Gross           Gross
                                                 Unrealized      Unrealized       Estimated
                                     Cost          Gains           Losses         Fair Value
                                ------------    -----------     ------------    -------------
                                                                 (Restated)       (Restated)

Trading equity securities       $     44,987    $         -     $   (37,248)     $      7,739
                                ============    ===========     ===========      ============
Available-for-sale
   equity securities            $  1,383,924    $ 1,463,408     $  (424,787)     $  2,422,545
                                ============    ===========     ===========      ============

     There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the quarter ended February 28, 2001 and February 29, 2000, respectively. The change in net unrealized holding gains (losses), net of a deferred income tax benefit, is included in other comprehensive income and amounted to $355,302 for the quarter ended February 28, 2001. There were no unrealized holding gains or losses for the quarter ended February 29, 2000.

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


NOTE 8. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the quarters ended February 28, 2001 and February 29, 2000:

                                            February 28,     February 29,
                                               2001              2000
                                            ------------     ------------
                                             (Restated)       (Restated)
Numerator for basic and diluted
  loss per share - net loss                 $   (875,857)    $   (402,121)
                                            ============     ============
Denominator for basis and diluted
  loss per share - Weighted
  average shares                              16,360,987       10,042,463
                                            ============     ============
Basic and diluted net loss
  per common share                          $      (0.05)    $       (.04)
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

     Operating segment data for the three months ended February 28, 2001 and February 29, 2000 is as follows:

                            INFE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2001
                              (Unaudited)

                                  2001                       2000
                       -------------------------    ---------------------------
                                      Net Income                    Net Income
                                    (Loss) Before                 (Loss) Before
                       Revenue      Income Taxes    Revenue       Income Taxes
                       ---------    ------------    ---------     -------------
                                     (Restated)
Corporate              $       -    $ (481,222)     $       -     $         -

INFe-Ventures                                -              -               -

INFe-Technologies                     (105,178)             -               -
INFe-Human Resources      10,957      ( 51,358)       102,533        (402,121)

INFe-Relations            17,742      ( 29,430)             -               -
                       ---------    -----------     ---------     -----------
Total                  $  28,699    $ (667,188)     $ 102,533     $ (402,121)


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

Selling, General and administrative expenses increased $151,619, or 34%, to $594,344 in the quarter ended February 28, 2001, from $442,725 for the period ended February 29, 2000. This increase in operating expenses is primarily a result of expanding our management team in preparation for future growth. These expenses consist primarily of compensation, rent and professional services fees.

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

Unrealized holding losses on trading securities increased $20,739, to $23,418 in the quarter ended February 28, 2001, from $2,679 for the period ended February 29, 2000. The increase in this account is due to a temporary decline in the market value of some securities.

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

Cash used in operating activities in the first quarter of 2001 was $154,934, compared to $263,948 in the first quarter of 2000. During the first quarter of 2001, the cash used in operating activities was mostly due to net losses of $875,857 compared to $402,121 for the quarter ended February 29, 2000.


Accumulated Deficit and Management Plan

As of February 28, 2001, accumulated deficit amounted to $4,283,971. Operating losses for the three months ended February 28, 2001 were $875,857 compared to $402,121 during the three months ended February
29, 2000. Much of the public company common stock of our clients that we have received in fees is not yet available for sale. Some of the stock contains demand registration rights, some piggy-back registration, and in either case, all of the stock becomes available for sale after we have owned the stock for more than one year, as described in Rule 144 of the SEC code. We have valued this stock at a discount due to those restrictions. Once the stock becomes free trading and we decide to sell it, we may realize additional revenue if it increases in value, or we may incur losses if the market value decreases below the discounted value.

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

                                  INFE.COM, INC.
                                  (Registrant)

Date:  August 10, 2001            /s/ Tom Richfield
                                  --------------------------------------
                                  Tom Richfield, Chief Executive Officer