Form 10QSB/A
period 2001-05-31
INFE COM INC
filed 2001-08-14
CIK 922913

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
               Class                           Number of shares outstanding

                           INFE.COM, INC.

                            FORM 10-QSB

                FOR THE QUARTER ENDED MAY 31, 2001

                        TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1    Condensed Consolidated Financial Statements
            Balance Sheets as of May 31, 2001 (Unaudited) and
            November 30, 2000                                           2
          Unaudited Statements of Operations and Comprehensive
            Loss for the three months ended May 31, 2001 and
            2000 (Unaudited)                                            3
          Unaudited Statements of Operations and Comprehensive
            Loss for the six months ended May 31, 2001 and
            2000 (Unaudited)                                            4
          Unaudited Statements of Cash Flows for the six months
            ended May 31, 2001                                          5
          Notes to Financial Statements (Unaudited)                     6

ITEM 2    Management's discussion and analysis of financial
          condition and results of operations                           13

PART II	OTHER INFORMATION

ITEM 1    Legal Proceedings                                             17

ITEM 2    Changes in securities                                         17

ITEM 6    Exhibits                                                      17

SIGNATURES                                                              17

                      INFE.COM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   May 31,          November 30,
                                                    2001                2000
                                                 -----------        ------------
                                                 (Unaudited)
                                                 (Restated)
ASSETS:
Current Assets:
  Cash                                           $    23,998        $     3,481
  Accounts receivable, net                             9,150             84,168
  Investments - trading securities                     4,516             25,795
  Prepaid expenses                                     5,333              6,010
                                                 -----------        -----------
        Total current assets                          42,997            119,454

Available For Sale Securities                        760,682          2,986,516
                                                 -----------        -----------
        Total current assets and
        available for sale securities                803,679          3,105,970

Property and Equipment                               110,707            145,518

Intangible Assets                                    421,715            530,710

Other Assets                                          24,739              8,732
                                                 -----------        -----------
                                                 $ 1,360,840        $ 3,790,930
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses          $   775,879        $    430,260
  Payroll taxes payable                              215,315             114,277
  Due to related parties                             142,874              37,633
  Deferred revenue                                     5,600               4,142
                                                 -----------        ------------
        Total current liabilities                  1,139,668             586,312
                                                 -----------        ------------
Subordinated Note Payable                            239,890             239,890
                                                 -----------        ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                         1,730               1,620
  Additional paid-in-capital                       5,828,506           5,743,638
  Deficit                                         (5,504,394)         (3,408,114)
  Accumulated other comprehensive loss               (99,560)          1,009,633
  Deferred charges                                  (245,000)           (382,049)
                                                 -----------        ------------
                                                     (18,718)          2,964,728
                                                 -----------        ------------
                                                 $ 1,360,840        $  3,790,930
                                                 ===========        ============


                            See notes to condensed
                      consolidated financial statements

                        INFE.COM, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (Unaudited)



                                                            2001            2000
                                                        -----------     ------------
                                                         (Restated)      (Restated)
REVENUE                                                 $     8,050     $    227,701

COSTS AND EXPENSES:
  Direct costs of revenue                                     1,500           41,990
  Selling, general and administrative                       287,686          970,159
  Depreciation and amortization                              70,166           23,450
                                                        -----------     ------------
                                                            359,352        1,035,599
                                                        -----------     ------------
  Loss from operations                                     (351,302)        (807,898)
                                                        -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                18            1,783
  Interest expense                                           (5,997)          (1,785)
  Loss on disposal of assets                                 (3,206)          -
  Realized loss on investments                              (78,806)         (14,998)
  Other than temporary decline in market value
    of available-for-sale securities                       (430,877)               -
  Unrealized gain (loss) on trading
    securities investments                                   34,036          (36,816)
                                                        -----------     ------------
                                                           (484,832)         (51,816)
                                                        -----------     ------------

LOSS BEFORE INCOME TAXES                                   (836,134)        (859,714)

INCOME TAX EXPENSE                                         (384,290)            -
                                                        -----------     ------------
NET LOSS                                                 (1,220,424)        (859,714)

OTHER COMPREHENSIVE LOSS:
  Net unrealized holding loss, net of income
    tax benefit of $384,290                                (753,891)        (148,750)
                                                        -----------     ------------
COMPREHENSIVE LOSS                                      $(1,974,315)    $ (1,008,464)
                                                        ===========     ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $     (0.07)     $     (0.07)
                                                        ===========     ============


                            See notes to condensed
                      consolidated financial statements

                       INFE.COM, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   SIX MONTHS ENDED MAY 31, 2001 AND 2000
                                 (Unaudited)


                                                         2001               2000
                                                     ------------       -------------
                                                      (Restated)          (Restated)
REVENUE                                              $     36,749       $     330,234

COSTS AND EXPENSES:
  Direct costs of revenue                                   6,393              98,630
  Selling, general and administrative                     882,027           1,412,884
  Depreciation and amortization                           140,600              25,624
                                                     ------------       -------------
                                                        1,029,020           1,537,138
                                                     ------------       -------------
  Loss from operations                                   (992,271)         (1,206,904)
                                                     ------------       -------------

OTHER INCOME (EXPENSE):
  Interest income                                              32               2,395
  Interest expense                                        (12,658)             (2,833)
  Loss on disposal of assets                               (3,206)                  -
  Realized loss on investments                            (74,959)            (14,998)
  Other than temporary decline in market
    value of available-for-sale securities               (430,877)                  -
  Unrealized gain (losses) on trading
    securities investments                                 10,618             (39,495)
                                                     ------------       -------------
                                                         (511,050)            (54,931)
                                                     ------------       -------------

LOSS BEFORE INCOME TAXES                               (1,503,321)         (1,261,835)

INCOME TAX EXPENSE                                       (592,959)             -
                                                     ------------       -------------
NET LOSS                                               (2,096,280)         (1,261,835)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss, net of income
    tax benefit of $592,959                            (1,109,193)           (148,750)
                                                     ------------       -------------
COMPREHENSIVE LOSS                                   $ (3,205,473)      $  (1,410,585)
                                                     ============       =============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.13)      $       (0.12)
                                                     ============       =============



                            See notes to condensed
                      consolidated financial statements

                       INFE.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MAY 31, 2001 AND 2000
                                 (Unaudited)

                                                                          2001          2000
                                                                      ------------   ------------
                                                                       (Restated)
Cash Flows from Operating Activities:
  Net loss                                                            $ (2,096,280)  $ (1,261,835)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                      140,600         25,624
        Deferred income taxes                                              592,959          -
        Unrealized holding (gain) loss on investments                      (10,618)        39,495
        Realized loss on investments                                        74,959          -
        Other than temporary decline in market value of
          available-for-sale securities                                    430,877          -
        Stock issued in lieu of cash for services                           10,451        710,803
        Stock to be issued in lieu of cash for services                       -           118,813
        Stock to be received in lieu of cash for services
          rendered                                                            -          (109,350)
        Loss on disposal of assets                                           3,206           -
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                        5,018       (119,648)
           Increase in accrued interest receivable                            -            (1,608)
           Decrease (increase) in prepaid expenses                             677         (5,084)
           Decreased in deferred charges                                   137,049         25,000
           Increase in accounts payable and accrued expenses               521,183         32,116
           Increase (decrease) in deferred revenue                          (5,784)        15,000
                                                                      ------------   ------------
              Net cash used in operating activities                       (195,703)      (530,674)
                                                                      ------------   ------------
Cash Flows from Investing Activities:
  Purchase of investments                                                     -          (363,300)
  Proceeds from sale of investments                                        127,046        263,098
  Purchase of property and equipment                                          -           (12,310)
  Issuance of note receivable                                                 -           (75,000)
  Deposit                                                                  (16,007)        (5,000)
                                                                      ------------   ------------
              Net cash provided by (used) in investing activities          111,039       (192,512)
                                                                      ------------   ------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                                  -            60,000
  Proceeds received for stock to be issued                                    -           606,000
  Proceeds from loans from related parties                                 126,877           -
  Repayment of loans from related parties                                  (21,696)       (40,266)
  Payment of capital lease obligations                                        -            (2,544)
  Payments for treasury stock                                                 -           (17,231)
                                                                      ------------   ------------
              Net cash provided by financing activities                    105,181        605,959
                                                                      ------------   ------------
Net Increase (Decrease) in Cash                                             20,517       (117,227)

Cash, Beginning                                                              3,481        117,227
                                                                      ------------   ------------
Cash, Ending                                                          $     23,998   $       -
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

     The results of operations for the three and six months ended
May 31, 2001 have been restated to reflect adjustments as a result of the review by the independent accountant as follows:

                                           Three Months Ended                     Six Months Ended
                                                May 31, 2001                         May 31, 2001
                                    As Originally                          As Originally
                                      Reported           As Restated         Reported         As Restated
                                    -------------        -----------       -------------      -----------

Net loss                            $    462,936          $ 1,220,424      $  1,093,500       $ 2,096,280

Net loss per common share           $        .03          $       .07      $        .07       $       .13

Comprehensive loss                  $  1,565,928          $ 1,974,315      $  2,195,522       $ 3,205,473



NOTE 2. GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in the first six months of 2001 and fiscal 2000, and have an accumulated deficit as of May 31, 2001 of approximately $5,504,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144.
In addition, we have not remitted payroll taxes on a timely basis during the first six months of 2001 and fiscal year 2000.

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

     The following is a summary of our investment securities at May 31, 2001.

                                                  Gross           Gross
                                                Unrealized      Unrealized       Estimated
                                    Cost          Gains           Losses        Fair Value
                                -----------     ----------      ----------      ----------
                                (Restated)                      (Restated)

Trading equity securities       $     7,728     $    -          $   (3,212)     $    4,516
                                ===========     ==========      ==========      ==========
Available-for-sale
   equity securities            $   860,242     $    -          $ (99,560)      $  760,682
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

      During the six months ended May 31, 2001, the Company recorded a charge against earnings in the amount of $430,877 (including the $21,403 discussed above) to reflect the other than temporary decline in the value of two equity securities held by the Company and reduced the carrying value of the securities accordingly.

      There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the three months and six months ended May 31, 2000, respectively.

      The change in net unrealized holding gains (losses), net of deferred income taxes, is included in other comprehensive income and amounted to $(1,109,193) for the six months ended May 31, 2001. There were no unrealized holding gains or losses for the three months and six months ended May 31, 2000, respectively.

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


NOTE 8. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the three months and six months ended May 31, 2001 and 2000:

                                                      May 31, 2001                   May 31, 2000
                                                      ------------                   ------------
                                                                                       (Restated)
                                                    Three         Six             Three        Six
                                                    Months        Months          Months       Months
                                                    Ended         Ended           Ended        Ended
                                                 -----------   -------------   -----------  -------------
                                                 (Restated)     (Restated)
Numerator for basic and diluted loss per
share -  net loss                                $(1,220,424)  $ (2,096,280)   $ (859,714)  $ (1,261,835)
                                                 ===========   ============    ==========   ============
Denominator for basis and diluted loss per
share -  Weighted average shares                  16,836,187     16,602,853    11,874,634     10,954,449
                                                 ===========   ============    ==========   ============

Basic and diluted net loss per common share      $      (.07)  $       (.13)   $     (.07)  $       (.12)
                                                 ===========   ============    ==========   ============

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

     Operating segment data for the three months and six months ended May 31, 2001 and 2000 is as follows:

                             INFE.COM, INC.
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                              MAY 31, 2001
                               (Unaudited)

                                              Three Months Ended                 Three Months Ended
                                                 May 31, 2001                        May 31, 2000
                                          ----------------------------      ------------------------------
                                                         Net Income                         Net Income
                                                         (Loss) Before                      (Loss) Before
                                           Revenue       Income Taxes        Revenue        Income Taxes
                                          ----------     -------------      ---------       --------------
                                                           (Restated)
Corporate                                 $        -     $    (758,676)     $         -    $     (859,714)

INFe-Ventures                                      -                 -          164,350                 -

INFe-Technologies                                  -           (53,877)               -                 -

INFe-Human Resources                           6,550           (22,629)          63,351                 -

INFe-Relations                                 1,500           (   952)               -                 -
                                          ----------     -------------      -----------     --------------
Total                                     $    8,050     $    (836,134)     $   227,701     $     (859,714)
                                          ==========     =============      ===========     ==============


                                               Six Months Ended                    Six Months Ended
                                                 May 31, 2001                        May 31, 2000
                                           ----------------------------      -----------------------------
                                                         Net Income                         Net Income
                                                         (Loss) Before                      (Loss) Before
                                           Revenue       Income Taxes        Revenue        Income Taxes
                                          ----------     -------------      ---------       --------------
                                                           (Restated)
Corporate                                 $        -     $  (1,239,897)     $       -        $  (1,261,835)

INFe-Ventures                                                        -        194,350                    -

INFe-Technologies                                             (159,055)             -                    -

INFe-Human Resources                          17,507           (73,987)       135,884                    -

INFe-Relations                                19,242           (30,382)             -                    -
                                          ----------     -------------      -----------     --------------
Total                                     $   36,749     $  (1,503,321)     $   330,234     $   (1,261,835)
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

     Selling, General and administrative expenses decreased by $682,473, or 70%, to $287,686 in the three months ended May 31, 2001, from $970,159 for the three months ended May 31, 2000. This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

     Depreciation and amortization increased $46,716 to $70,166 in the three months ended May 31, 2001, from $23,450 for the three months ended May 31, 2000. This increase was due to additional fixed assets and intangible assets.

     Realized losses on investments increased $63,808 to $78,806 in the three months ended May 31, 2001 from $14,998 for the three months ended May 31, 2000. This increase is primarily due to the sale of 100,000 available-for-sale securities during the three months ended May 31, 2001 which resulted in a loss of approximately $43,000. The remaining increase in losses are due to the sale of trading securities at prices below original cost.

      During the three months ended May 31, 2001, the Company recorded a charge to earnings of $430,877 (including the $21,403 discussed in Note 5 of the Notes to Financial Statements) due to an other than temporary decline in the value of some available-for-sale securities.


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

     Selling, General and administrative expenses decreased by $530,857, or 38%, to $882,027 in the six months ended May 31, 2001, from $1,412,884 for the six months ended May 31, 2000. This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

     Depreciation and amortization increased $114,976, to $140,600 in the six months ended May 31, 2001, from $25,624 for the six months ended May 31, 2000. This increase was due to additional fixed assets and intangible assets.

     Realized losses on investments increased $59,961 to $74,959 in the six months ended May 31, 2001 from $14,998 for the six months ended May 31, 2000. This increase is primarily due to the sale of 100,000 available-for-sale securities during the three months ended May 31, 2001 which resulted in a loss of approximately $43,000. The remaining increase in losses are due to the sale of trading securities at prices below original cost.

      During the six months ended May 31, 2001, the Company recorded a charge to earnings of $430,877 (including the $21,403 discussed in Note 5 of the Notes to Financial Statements) due to an other than temporary decline in the value of some available-for-sale securities.

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

     Cash used in operating activities in the first six months of fiscal 2001 was $195,703, compared to $530,674 in the first six months of fiscal 2000. During the first six months of fiscal 2001, the cash used in operating activities was mostly due to net losses of $2,096,280 compared to $1,261,835 for the first six months of fiscal 2000.

Accumulated Deficit and Management Plan
---------------------------------------

     As of May 31, 2001, accumulated deficit amounted to approximately $5,504,394. In addition, much of the public company common stock of our clients that we have received in fees is not yet available for sale. Some of the stock contains demand registration rights, some piggy-back registration, and in either case, all of the stock becomes available for sale after we have owned the stock for more than one year, as described in Rule 144 of the SEC code. We have valued this stock at a discount due to those restrictions. Once the stock becomes free trading and we decide to sell it, we may realize additional revenue if it increases in value, or we may incur losses if the market value decreases below the discounted value. During the six months ended May 31, 2001, some of these securities were sold a prices below their discounted value.

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