Form 10QSB
period 2001-08-31
INFE COM INC
filed 2001-10-15
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 2001

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-28729

                                   INFE, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            FLORIDA                                   11-3144463
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

             7787 Leesburg Pike #200
                 Falls Church, VA                                22043
     ----------------------------------------                 ----------
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

                   Yes     [X]                No  [_]

Number of shares outstanding of the issuer's common stock, as of August 31,
2001

Common Stock, par value $.0001 per share                    6,800,082
----------------------------------------         ----------------------------
                Class                            Number of shares outstanding

                                 INFE, INC.

                                FORM 10-QSB

                   FOR THE QUARTER ENDED August 31, 2001

                            TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1   Condensed Consolidated Financial Statements
         Balance Sheets as of August 31, 2001 (Unaudited)
         and November 30, 2000                                        2

         Unaudited Statements of Operations and Comprehensive
         Loss for the three months ended August 31, 2001 and
         2000                                                         3

         Unaudited Statements of Operations and Comprehensive
         Loss for the nine months ended August 31, 2001 and
         2000                                                         4

         Unaudited Statements of Cash Flows for the nine
         months ended August 31, 2001 and 2000                        5

         Notes to Financial Statements (Unaudited)                    6

ITEM 2   Management's discussion and analysis of financial
         condition and results of operations                          14

PART II	OTHER INFORMATION

ITEM 1   Legal Proceedings                                            17

ITEM 2   Changes in securities                                        17

ITEM 3   Defaults Upon Senior Securities                              17

ITEM 4   Submission of Matters to a Vote of Security Holders          17

ITEM 5   Other Information                                            17

ITEM 6   Exhibits                                                     17

SIGNATURES                                                            18

                         INFE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                            August 31,       November 30,
                                               2001            2000
                                            (Unaudited)
                                           ------------     ------------
ASSETS
Current Assets:
  Cash                                     $     79,771     $      3,481
  Accounts receivable, net                            -           84,168
  Investments - trading securities               37,719           25,795
  Prepaid expenses                                    -            6,010
                                           ------------     ------------
        Total current assets                    117,490          119,454

Available For Sale Securities                   270,696        2,986,516
                                           ------------     ------------
        Total current assets and
        available for sale securities           388,186        3,105,970

Property and Equipment                           92,813          145,518

Intangible Assets                               391,030          530,710

Other Assets                                     23,942            8,732
                                           ------------     ------------
                                           $    895,971     $  3,790,930
                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses    $    652,200     $    430,260
  Payroll taxes payable                         247,205          114,277
  Due to related parties                        116,710           37,633
  Notes payable                                  50,000
  Deferred revenue                                    -            4,142
                                           ------------     ------------
        Total current liabilities             1,066,115          586,312
                                           ------------     ------------

Subordinated Note Payable                       119,890          239,890
                                           ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                      680            1,620
  Additional paid-in-capital                  6,364,805        5,743,638
  Deficit                                    (6,410,519)      (3,408,114)
  Accumulated other comprehensive income              -        1,009,633
  Deferred charges                             (245,000)        (382,049)
                                           ------------     ------------
                                               (290,034)       2,964,728
                                           ------------     ------------
                                           $    895,971     $  3,790,930
                                           ============     ============


             See notes to condensed consolidated financial statements.

                          INFE, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                    (Unaudited)

                                                  2001              2000
                                              -----------       -----------
REVENUE                                       $    61,750       $ 1,370,777
                                              -----------       -----------
COSTS AND EXPENSES:
  Direct costs of revenue                          17,100            52,180
  Selling, general and administrative             228,148         1,205,132
  Depreciation and amortization                    70,428            38,519
                                              -----------       -----------
                                                  315,676         1,295,831
                                              -----------       -----------
  Income (loss) from operations                  (253,926)           74,946
                                              -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                                      66             2,642
  Interest expense                               (137,847)           (1,684)
  Loss on disposal of assets                       (2,100)                -
  Realized loss on investments                    (65,163)          (63,215)
  Other than temporary decline in
    market value of available-for
    -sale securities                             (450,337)                -
  Unrealized gain on trading securities
    investments                                     3,183            94,930
                                              -----------       -----------
                                                 (652,198)           32,673
                                              -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                (906,124)          107,619

INCOME TAX EXPENSE                                      -                 -
                                              -----------       -----------
NET INCOME (LOSS)                                (906,124)          107,619

OTHER COMPREHENSIVE LOSS:
  Net unrealized holding gain (loss)               99,560          (243,098)
                                              -----------       -----------
COMPREHENSIVE LOSS                            $  (806,564)      $  (135,479)
                                              ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                         $     (0.18)      $      0.03
                                              ===========       ===========



             See notes to condensed consolidated financial statements.

                         INFE, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  NINE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                   (Unaudited)

                                                  2001             2000
                                              -----------       -----------

REVENUE                                       $    98,498       $ 1,701,011
                                              -----------       -----------
COSTS AND EXPENSES:
  Direct costs of revenue                          23,492           150,810
  Selling, general and administrative           1,110,177         2,618,016
  Depreciation and amortization                   211,028            92,360
                                              -----------       -----------
                                                1,344,697         2,861,186
                                              -----------       -----------
  Loss from operations                         (1,246,199)       (1,160,175)
                                              -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income                                      98             5,037
  Interest expense                               (150,505)          (23,673)
  Loss on disposal of assets                       (5,306)
  Realized loss on investments                   (140,121)          (78,213)
  Other than temporary decline in
    market value of available-
    for-sale securities                          (881,214)
  Unrealized gain on trading
    securities investments                         13,801            55,435
                                              -----------       -----------
                                               (1,163,247)          (41,414)
                                              -----------       -----------

LOSS BEFORE INCOME TAXES                       (2,409,446)       (1,201,589)

INCOME TAX EXPENSE                               (592,959)                -
                                              -----------       -----------
NET LOSS                                       (3,002,405)       (1,201,589)

OTHER COMPREHENSIVE LOSS:
  Net unrealized holding loss, net of
  income tax benefit of $592,959               (1,009,633)         (391,848)
                                              -----------       -----------

COMPREHENSIVE LOSS                            $(4,012,038)      $(1,593,437)
                                              ===========       ===========
NET LOSS PER COMMON SHARE - BASIC
   AND DILUTED                                $     (0.60)      $     (0.38)
                                              ===========       ===========


             See notes to condensed consolidated financial statements.

                          INFE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                 (Unaudited)

                                                                    2001           2000
                                                                -----------     -----------
Cash Flows from Operating Activities:
  Net loss                                                      $(3,002,405)    $(1,201,589)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                               211,028          92,360
        Deferred income taxes                                       592,959               -
        Unrealized holding gain on investments                      (13,801)        (55,435)
        Realized loss on investments                                140,121          78,213
        Other than temporary decline in market value of
          available-for-sale securities                             881,214               -
        Stock issued in lieu of cash for services                    10,451       1,616,155
        Stock to be issued in lieu of cash for services              63,408          52,349
        Stock received and to be received in lieu of cash
          for services rendered                                     (23,190)     (1,255,943)
        Stock issued  in lieu of interest                           120,000              -
        Loss on disposal of assets                                    5,306               -
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                14,168        (209,914)
           Increase in accrued interest receivable                        -          (4,235)
           Decrease (increase) in prepaid expenses                    6,010          (2,000)
           Decreased in deferred charges                            137,049          25,000
           Increase in accounts payable and accrued
             expenses                                               661,235         218,685
           Decrease in deferred revenue                             (11,384)         (2,117)
                                                                -----------     -----------
              Net cash used in operating activities                (207,831)       (648,471)
                                                                -----------     -----------

Cash Flows from Investing Activities:
  Purchase of investments                                           (13,830)       (385,540)
  Proceeds from sale of investments                                 220,092         270,527
  Purchase of property and equipment                                      -         (12,310)
  Proceeds from sale of property and equipment                          900               -
  Web-site development                                              (24,848)              -
  Loan to related party                                                   -         (66,500)
  Issuance of note receivable                                             -        (124,890)
  Deposit on acquisition                                            (12,000)              -
  Net cash used in acquisition                                            -         (84,950)
  Deposit                                                           (15,210)        (28,500)
                                                                -----------     -----------
              Net cash provided by (used) in
              investing activities                                  155,104        (432,163)
                                                                -----------     -----------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                              -         741,000
  Proceeds from issuance of notes payable                            50,000         295,021
  Proceeds from loans from related parties                          127,699           4,150
  Repayment of loans from related parties                           (48,682)        (41,616)
  Payment of capital lease obligations                                    -          (3,714)
  Increase in bank line of credit                                         -           5,000
  Repayment of long-term debt                                             -         (12,245)
                                                                -----------     -----------
              Net cash provided by financing activities             129,017         987,596
                                                                -----------     -----------
Net Increase (Decrease) in Cash                                      76,290         (93,038)
Cash, Beginning                                                       3,481         117,227
                                                                -----------     -----------
Cash, Ending                                                    $    79,771     $    24,189
                                                                ===========     ===========


             See notes to condensed consolidated financial statements.

                          INFE, INC. & SUBSIDIARIES
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)


NOTE 1. BASIS OF PRESENTATION

        The condensed balance sheet as of August 31, 2001, the condensed statements of operations for the three months and nine months ended August 31, 2001 and 2000, and the condensed statements of cash flows for the nine months ended August 31, 2001 and 2000 have been prepared by the Company.
In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2001 and for all periods presented, have been made.

        Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's November 30, 2000 Form 10-KSB. The results of operations for the three and nine month periods ended August 31, 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2. AMENDMENTS TO CERTIFICATE OF INCORPORATION

        On August 3rd 2001, the Company amended the Certificate of Incorporation to change the name of the Company to INFE, INC., and to increase the total number of shares of capital stock that the Company has the authority to issue to 220,000,000. The total number of authorized shares of common stock, $0.0001 par value, is 200,000,000 and the total number of authorized shares of preferred stock, $0.0001 par value, is 20,000,000.

        On the same date, the Board of Directors voted to further amend the Certificate of Incorporation so that upon the close of business on August 17, 2001, which was subsequent to the effectiveness of the matters discussed above, automatically and without further action by any person and entity, each one share of the common stock, $0.0001 par value per share, of the Company then issued and outstanding was combined, reclassified and changed into one-fourth (1/4) of one fully paid and non-assessable share of common stock, $0.0001par value per share, of the Company.

        In lieu of a meeting and vote of stockholders, the stockholders have given written consent to the above amendment, in accordance with the provisions of Section 707.0704 of the Business Corporation Act of the State of Florida.

        Prior period weighted average number of common share outstanding and net income (loss) per share were restated to reflect the 1 for 4 reverse split discussed above. See Note 10.


NOTE 3. GOING CONCERN CONSIDERATIONS

        The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of INFE as a going concern. However, we have incurred substantial net losses in the first nine months of fiscal 2001 and fiscal 2000, and have an accumulated deficit as of August 31, 2001 of approximately $6,411,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments which in

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)

large part are not yet available for sale at the time we receive them. We possess demand and piggy-back registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144.
In addition, we have not remitted payroll taxes on a timely basis during the first nine months of 2001 and fiscal year 2000 (See Note 5.).

        These conditions raise substantial doubt as to the ability of INFE to continue as a going concern. Management has formulated and is in the process of implementing a business plan intended to develop new and increased revenues and gross profit in the various areas of operation. This plan includes the following, subject to obtaining financing:

    * Acquisition of a NASD registered broker/dealer to expand our ability to implement our venture business model; In July 2001, we signed a purchase term sheet for the acquisition of a registered broker/dealer and we are currently pursuing negotiations to finalize the acquisition. See Note 13.
    * Signing new clients for our INFE-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
    *   Developing clients for our INFE-Relations, Inc. subsidiary;
    * Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and Relations subsidiaries.
    * Liquidate some of our equity instruments, some of which became available for sale in August 2001. This will allow us to reduce our current debt and provide working capital and funds for acquisitions.

Summary

        Presently, we cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.


NOTE 4. PRIOR PERIOD ADJUSTMENTS

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

        In December 1996, we entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares of our common stock, subject to SEC Rule 144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used. We have not used any telecommunications services pursuant to this agreement through August 31, 2001. Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about January 1, 2000.

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)

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

        The recording of this transaction had no impact on earnings and on earnings per share for the three months and nine months ended August 31, 2000 but did have an impact on the calculation of weighted average common shares outstanding. As a result, weighted average common shares outstanding increased from 12,033,737 to 12,533,737 for the nine months ended August 31, 2000 and from 13,972,316 to 14,472,316 for the three months ended August 31, 2000. As a result of the 1 for 4 reverse stock split discussed in Note 2, these number were further restated to 3,133,434 for the nine months ended August 21, 2000 and to 3,618,079 for the three months ended August 31, 2000. See Note 10.


NOTE 5. PAYROLL TAXES PAYABLE

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


NOTE 6.  INVESTMENTS

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

         The following is a summary of our investment securities as August 31, 2001.

                                                  Gross          Gross
                                                Unrealized     Estimated
                                   Cost           Gains          Losses      Fair Value
                                -----------     ----------    ----------     ----------
Trading equity securities       $    37,747     $    1,261    $   (1,289)    $   37,719
                                ===========     ==========    ==========     ==========
Available-for-sale
   equity securities            $   270,696     $        -   $         -     $  270,696
                                ===========     ==========    ==========     ==========

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)



        During the nine months ended August 31, 2001, the Company sold 250,000 shares of available-for-sale securities for $127,500. The carrying cost of the securities was $232,015, resulting in a realized loss of $104,515. In addition, during the nine months ended August 31, 2001, the Company recognized a loss of $881,214 due to an other than temporary decline in the market value of available-for-sale securities.

        There were no proceeds from sales of available-for-sale securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the three months and nine months ended August 31, 2000, respectively.

        The change in net unrealized holding gain (losses), net of deferred taxes, included in other comprehensive income, amounted to $(1,009,633) and $(391,848), for the nine months ended August 31, 2001 and 2000, respectively. For the three months ended August 31, 2001 and 2000, the net change amounted to $99,560 and $(243,098), respectively.


NOTE 7. RELATED PARTY TRANSACTIONS

        As of November 30, 2000, we owed our President and CEO $23,501. During the nine months ended August 31, 2001, he loaned us $127,761 and we repaid him $45,682, resulting in a balance of $ 105,580 as of August 31, 2001.

        In addition, as of August 31, 2001, we owed an employee $11,131.


NOTE 8. NOTES PAYABLE

        During the nine months ended August 31, 2001, we borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11, 2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on August 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note is due on October 31, 2001. Accrued interest on the notes, including late fees, amounted to $3,350 on August 31, 2001 and is included in accrued expenses.

         As an inducement to offer these loans, we agreed to issue 200,000 shares of the Company's common stock to the third party. The shares were valued at the closing price of the Company's common stock on the dates of the notes, which was $0.05. Accordingly, interest expense of $10,000 was charged to operation, with the offset included in liability for stock to be issued.


NOTE 9. COMMON STOCK

        Common Stock for Services

        As of November 30, 2000, our President and CEO was owed 389,521 shares valued at $99,093 for bonuses earned during the third and fourth quarter of fiscal 2000. During the nine months ended August 31, 2001, he earned 346,984 shares of restricted Rule 144 common stock as a bonus for the

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)

nine months period. These shares were valued at $29,741. During the nine months ended August 31, 2001, he was issued a total of 685,277 shares valued at $119,654 against the 736,505 shares owed to him. The remaining balance of 51,228 shares valued at $9,180 owed to him is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued 2,000,000 shares of restricted Rule 144 common stock valued at $100,000 to our President and CEO in lieu of salary for the first and second quarter of fiscal 2001.

        During the nine months ended August 31, 2001, we issued 2,032,240 shares of restricted Rule 144 common stock valued at $101,612 to an employee in payment of salary owed to him. Of this amount, $79,236 related to services performed during the prior fiscal year.

        During the nine months ended August 31, 2001, we issued a total of 1,481,097 shares of common stock for services rendered valued at $58,963.
Of this amount, $7,822 related to services performed during the prior fiscal year.

        Common Stock in lieu of loan repayment

        During the nine months ended August 31, 2001, we issued 4,800,000 shares to a creditor in repayment of $120,000 against a subordinated note payable. The price of our common stock on the date of issuance of the shares was $0.05. Accordingly, interest expense of $120,000 was recognized for the difference between the value of the shares on that date ($240,000) and the $120,000.


NOTE 10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months and nine months ended August 31, 2001 and 2000:


                                           August 31, 2001                   August 31, 2000
                                                                                (Restated)
                                       Three            Nine              Three             Nine
                                    Months Ended     Months Ended      Months Ended      Months Ended
                                    ------------     ------------      ------------      ------------
Numerator for basic and
  diluted income (loss)
  per share - net Income (loss)     $   (906,124)    $ (3,002,405)     $    107,619      $  (1201,589)
                                    ============     ============      ============      ============
Denominator for basis and
  diluted income (loss) per share
  -  Weighted average shares           5,040,444        5,003,147         3,618,079         3,133,434
                                    ============     ============      ============      ============
Basic and diluted net Income
  (loss) per common share           $       (.18)    $       (.60)     $        .03      $       (.38)
                                    ============     ============      ============      ============

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)


NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Nine Months Ended
                                                  August, 31        August 31
                                                     2001              2000
                                                  ----------       -----------

Interest paid during the period                   $        -       $     3,732
                                                  ==========       ===========

Non-Cash Investing and Financing Activities:
  Stock received in satisfaction of trade
    account receivable and note receivable        $   70,000       $    45,000
                                                  ==========       ===========
  Receipt of securities in satisfaction of
    loan receivable                                        -       $    12,500
                                                  ==========       ===========
  Stock issued for services rendered to 3rd
    party                                                  -       $    15,000
                                                  ==========       ===========
  Purchase of intangible assets through
    issuance of stock and liability for
    stock to be issued                            $        -       $   611,081
                                                  ==========       ===========
  Purchase of internal use software
    through issuance of stock                     $        -       $    92,813
                                                  ==========       ===========
  Stock issued in repayment of subordinated
    note payable                                  $  120,000
                                                  ==========       ===========
  Stock issued and to be issued for services
    to be received                                         -       $   800,508
                                                  ==========       ===========
  Stock issued as a reduction of the
    liability for stock to be issued              $  151,143       $   309,280
                                                  ==========       ===========
  Stock issued in exchange for investments        $        -       $   575,020
                                                  ==========       ===========
  Stock issued as a reduction of accrued
    expenses                                      $  218,633       $         -
                                                  ==========       ===========



NOTE 12. SEGMENT INFORMATION

        The Company's reportable operating segments include INFE-Ventures, INFE-Technologies, INFE-Human Resources and INFE-Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. This division also operates ClubComputer.com, an internet based business to consumers of computer hardware and software products. INFE-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through ITCareerNET.com, which was merged into Placeum.com, an online technology recruiting service. INFE-Relations provides investor and public relations services.

        The Company allocates cost of revenues and direct operating expenses to these segments. The Company does not allocates specific assets to segments other than fixed assets and intangible assets.

        During the three months and nine months ended August 31, 2000, the Company operated the IT Staffing division, which provided human resources and staffing services, and the management consulting divisions. During 2000, the Company did not allocate operating expenses to the divisions.

Operating segment data for the three months and nine months ended August 31, 2001 and 2000 is as follows:

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)


                           Three Months Ended                 Three Months Ended
                             August 31, 2001                    August 31, 2000
                         ------------------------         ---------------------------
                                    Net Income                          Net Income
                                    (Loss) Before                       (Loss) Before
                         Revenue    Income Taxes            Revenue     Income Taxes
                         --------   ------------          ----------   -------------

Corporate                $ 39,000   $   (858,549)         $        -    $     107,619

INFE-Ventures                   -              -           1,258,710                -

INFE-Technologies               -        (50,671)                  -                -

INFE-Human Resources            -        (20,033)            112,067                -

INFE-Relations             22,750         23,129                   -                -
                         --------   ------------          ----------    -------------
Total                    $ 61,750   $   (906,124)         $1,370,777    $     107,619
                         ========   ============          ==========    =============




                            Nine Months Ended                  Nine Months Ended
                             August 31, 2001                    August 31, 2000
                         ------------------------         ---------------------------
                                    Net Income                          Net Income
                                    (Loss) Before                       (Loss) Before
                         Revenue    Income Taxes            Revenue     Income Taxes
                         --------   ------------          ----------   -------------

Corporate                $ 39,000   $ (2,098,448)         $        -   $  (1,201,589)

INFE-Ventures                   -              -           1,453,060               -

INFE-Technologies               -       (209,726)                  -               -

INFE-Human Resources       17,506        (94,020)            247,951               -

INFE-Relations             41,992         (7,252)                  -               -
                         --------   ------------          ----------    -------------
Total                    $ 98,498   $ (2,409,446)         $1,701,011   $  (1,201,589)
                         ========   ============          ==========    =============




NOTE 13. PENDING ACQUISITION

	On July 13, 2001, the Company entered into an agreement to purchase an NASD approved broker/dealer company ("The Seller") and entered into an employment agreement with the broker/dealer's
President & CEO and controlling shareholder.

                                INFE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                             August 31, 2001
                                (Unaudited)

	Under the terms of the purchase agreement, INFE will exchange 1,250,000 shares of INFE Rule 144 common stock for 100% of the stock of the Seller in a tax free exchange. It was represented to the Seller that INFE was planning a 1 for 4 reverse stock split and that the INFE share amounts will be adjusted for the split. The Seller's common shares issued and outstanding on that date was 6,842,619.

	The agreement provided for an initial purchase of 4% of the outstanding shares of the Seller. To effect the transaction, the Seller agreed to issue INFE 4% of the outstanding shares of the Seller, or 273,705 shares, in exchange for 50,000 shares of INFE.

	Closing on the transaction is scheduled to occur within 10 business days following approval by the NASD at which time the remaining shares will be exchanged.

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

Results of Operations
---------------------

Three Months Ended August 31, 2001 and 2000
-------------------------------------------

	Revenues for the three months ended August 31, 2001 decreased $1,309,027 or 95%, to $61,750 from $1,370,777 for the three months ended August 31, 2000. The decrease was largely attributable to a reduction in revenues in the venture and human resources activities of the Company offset by some revenue in INFe-Relations, Inc. and Corporate.

	Cost of revenues decreased by $35,080, or 67%, to $17,100 in the third quarter of fiscal 2001 from $52,180 for the corresponding period in fiscal 2000. This is mostly attributable to the reduced activities during fiscal 2001.

	Selling, general and administrative expenses decreased by $976,984, or 81%, to $228,148 in the three months ended August 31, 2001, from $1,205,132 for the three months ended August 31, 2000.
This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

	Depreciation and amortization increased $31,909 to $70,428 in the three months ended August 31, 2001, from $38,519 for the three months ended August 31, 2000. This increase was due to additional fixed assets and intangible assets.

	Realized losses on investments increased $1,948 to $65,163 in the three months ended August 31, 2001 from $63,215 for the three months ended August 31, 2000. During the quarter ended August 31, 2001, the Company sold 150,000 available-for-sale securities at $77,500 resulting in a loss of $61,709. The remaining loss is attributable to the sale of trading securities at prices below original cost. In addition, during the three months ended August 31, 2001, the Company recognized a loss of approximately $450,000 due to an other-than-temporary decline in the price of available-for-sale securities.

	Interest expense increased $136,163 from $1,684 in the three months ended August 31, 2000 to $137,847 in the three months ended August 31, 2001. This increase is mostly due to $120,000 interest recognized on the subordinated note payable.

Nine Months Ended August 31, 2001 and 2000
------------------------------------------

	Revenues for the nine months ended August 31, 2001 decreased $1,602,513 or 94%, to $98,498 from $1,701,011 for the nine months ended August 31, 2000. The decrease was largely attributable to a reduction in revenues in the venture and human resources activities of the Company offset by some revenue in INFe-Relations, Inc., INFe-Human Resources, Inc., and Corporate.

	Cost of revenues decreased by $127,318, or 84%, to $23,492 in the third quarter of fiscal 2001 from $150,810 for the corresponding period in fiscal 2000. This is mostly attributable to the reduced activities during fiscal 2001.

	Selling, general and administrative expenses decreased by $1,507,839, or 58%, to $1,110,177 in the nine months ended August 31, 2001, from $2,618,016 for the nine months ended August 31, 2000. This decrease is primarily due to a reduction in staff, resulting in a decrease in compensation expense, employee benefits and rent.

	Depreciation and amortization increased $118,668, to $211,028 in the nine months ended August 31, 2001, from $92,360 for the nine months ended August 31, 2000. This increase was due to additional fixed assets and intangible assets.

	Realized losses on investments increased $61,908 to $140,121 in the nine months ended August 31, 2001 from $78,213 for the nine months ended August 31, 2000. This increase is primarily due to the sale of 250,000 available-for-sale securities during the nine months ended August 31, 2001 which resulted in a loss of approximately $108,000.
The remaining increase in losses are due to the sale of trading securities at prices below original cost. In addition, during the nine months ended August 31, 2001, the Company recognized a loss of approximately $881,000 due to an other-than-temporary decline in the price of available-for-sale securities.

	Interest expense increased $126,832 from $23,673 in the nine months ended August 31, 2000 to $150,505 in the nine months ended
August 31, 2001. This increase in mostly due to $120,000 interest recognized on the subordinated note payable.

Liquidity and Capital Resources
-------------------------------

	Net cash provided by financing activities was $129,017 for the nine months ended August 31, 2001, compared to $987,596 during the nine months ended August 31, 2000. During the nine months ended August 31, 2001, cash provided by financing activities came from loans from related parties of $127,699 vs. $4,150 of loans from related parties in the first nine months of the previous year. During the nine months ended August 31, 2001, the Company repaid $48,682 of loans from related parties compared to $41,616 during the corresponding period in fiscal 2000. During the first nine months of fiscal 2001, the Company received $50,000 proceeds from notes payable, compared to $295,021 in the first nine months of fiscal 2000. During the first nine months ended August 31, 2000, cash provided by financing activities also came from the issuance of common stock for $741,000 vs. zero in fiscal 2001, and increase in a line of credit for $5,000. During that period, the Company also repaid $12,245 in long-term debt and $3,714 in capital lease obligations.

	During the nine months ended August 31, 2001, net cash provided by investing activities amounted to $155,104, compared to net cash used by investing activities of $432,163 during the nine months ended August 31, 2000. In the nine months ended August 31, 2001, we purchased no property and equipment vs. $12,310 during the first nine months of 2000. During the first nine months of fiscal 2001, we purchased investments at $13,830 vs. $385,540 in the first nine months of the previous year. In the first nine months of fiscal 2001, we sold investments at $220,092 vs. $270,527 in the first nine months of the previous year. In the first nine months of fiscal 2000 we issued notes receivable for $124,890 vs. zero for this year and we made loans to related parties for $66,500 vs. zero for this year. During 2000, we spent $84,950 in acquisition vs. $12,000 during 2001. In the first nine months of this year we made deposits for $15,210 vs. $28,500 for the previous year's first six months. Finally during 2001, we spent $24,848 in web-site development vs. zero in 2000.

	Cash used in operating activities in the first nine months of fiscal 2001 was $207,831, compared to $648,471 in the first nine months of fiscal 2000. During the first nine months of fiscal 2001, the cash used in operating activities was mostly due to net losses of $3,002,405 compared to $1,201,589 for the first nine months of fiscal 2000.

Accumulated Deficit and Management Plan
---------------------------------------

	As of August 31, 2001, accumulated deficit amounted to approximately $6,411,000. Net losses for the nine months ended August 31, 2001 were $3,002,405.

	In December 2000, we had a commitment from a financial institution for loans in excess of $1,000,000. We had planned to use part of the funds to acquire a broker/dealer and subsequently issued a letter of intent for that purchase. However, the funding never materialized and the acquisition did not take place. This loss of financing resulted in severely limiting our ability to increase revenue and attributed substantially to our current losses. By the end of April, we terminated our relationship with the financing source and we have started liquidating some of our equity instruments which became available for sale in August 2001.

	Based on our ability to liquidate some of our equity instruments, we believe that we will have working capital to continue operations.

	We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in our various areas of operation. This plan includes the following, subject to us obtaining the financing discussed above:

     * Acquisition of a NASD registered broker/dealer to expand our ability to implement our venture business model; In July 2001, we signed a purchase term sheet for the acquisition of a registered broker/dealer and we are currently pursuing negotiations to finalize the acquisition.
     * Signing new clients for our INFe-Ventures, Inc. subsidiary, including those for whom we do not have to defer our fees;
     *  Developing clients for our INFe-Relations, Inc. subsidiary; and
     * Working on bringing additional financing into the company which will allow for sales and marketing efforts in our Ventures and Relations subsidiaries.

Inflation
---------

In the opinion of management, inflation will not have a material effect on the operations of the Company.

PART II. OTHER INFORMATION

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


ITEM 2. CHANGES IN SECURITIES

On August 3rd, 2001, the Board of Directors voted to amend the Certificate of Incorporation so that upon the close of business on August 17, 2001, automatically and without further action by any person and entity, each one share of the common stock, $0.0001 par value per share, of the Company then issued and outstanding was combined, reclassified and changed into one-fourth (1/4) of one fully paid and non-assessable share of common stock, $0.0001par value per share, of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	In lieu of a meeting and vote of stockholders, the stockholders have given written consent to the amendment discussed in Item 2 above, in accordance with the provisions of Section 707.0704 of the Business Corporation Act of the State of Florida.


ITEM 5. OTHER INFORMATION

Effective August 3rd, 2001, the Company changed its name to INFE, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(1.1)	Certificate of Amendment to Certificate of Incorporation of
        Infe.Com, Inc.
---------------------
* Filed herewith


Reports on Form 8-K
-------------------

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INFE.COM, INC.
                                         (Registrant)

Date:   October 11, 2001                 /s/ Tom Richfield
                                         ------------------------------
                                         Tom Richfield,
                                         Chief Executive Officer