Form 10KSB
period 2001-11-30
INFE COM INC
filed 2002-03-15
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended November 30, 2001
                                -----------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to _____________.


                       Commission File No. 000-28729


                                 INFE, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


      FLORIDA                                         11-3144463
----------------------                        -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


7787 Leesburg Pike #200
  Falls Church, VA                                       22043
------------------------                         -------------------
(Address of principal executive office)                (Zip Code)


                                (703)734-5650
                  ---------------------------------------
                        (Issuer's telephone number)


       Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, par value $.0001 per share
         ----------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
YES   X   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the reported transition period: $________

As of February 15, 2002 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $796,311, based on the average of the closing bid and asked prices on that date of $0.18. As of that date, there were 7,800,082 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format.   YES [ ]     NO  [X]

                                  INFE, INC.

                                 FORM 10-KSB

                 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                              TABLE OF CONTENT

                                                                       PAGE
                                                                        NO.
PART 1

ITEM 1  Description of Business                                         1

ITEM 2  Description of Property                                         3

ITEM 3  Legal Proceedings                                               3

ITEM 4  Submission of Matters to a Vote of Security Holders             3

PART II

ITEM 5  Market for Common Equity and Related Stockholder Matters        4

ITEM 6  Management's Discussion and Analysis or Plan of Operation       5

ITEM 7  Financial Statements                                            10

ITEM 8  Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                        10

PART III

ITEM 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act               11

ITEM 10 Executive Compensation                                          12

ITEM 11 Security Ownership of Certain Beneficial Owners and Management  14

ITEM 12 Certain Relationships and Related Transactions                  14

ITEM 13 Exhibits and Reports on Form 8-K                                15

        Signatures                                                      17

                                   PART I


ITEM 1. DESCRIPTION OF BUSINESS

  General

	INFe, which is headquartered in Northern Virginia, together with its subsidiaries, offers a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology. To provide these services, INFe utilizes a group of regulatory, compliance, financial and management experts, which experts consist of persons inside the Company as well as outside consultants that are available to consult with client companies. INFe receives consulting fees in exchange for its services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments. INFe also represents, as a value added re-seller, (VAR), certain suppliers of equipment and services and resells these products and services as an additional source of revenue.

	INFe is organized into four divisions, which work together to meet the needs of client companies. In the year ended November 30, 2001, these divisions were formalized into separate wholly owned subsidiaries as follows:

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

            INFe-Human Resources Division

        INFe-Human Resources, Inc. allows us to provide human resource administrative management, executive compensation plans and staffing services to client companies. This division currently offers recruiting and staffing services through ITCareerNET.com.

            INFe-Technologies Division

	INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients. We are also authorized value added resellers for Riverstone Networks, Inc.

            INFe-Relations Division

        INFe-Relations, Inc. allows us to provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services. In February 2001, we purchased an opt-in list of e-mail addresses of entities that have expressed interest in receiving information about public companies. During 2002, we are planning to initiate full investor and emerging company reporting and analysis through our VentureClub website.

The Market

        Management of the Company believes that the changes in the economy Since the decline of the dotcom revolution have returned the focus of emerging growth companies to revenues and profits and away from growth and market share oriented decision-making. This requires that executives focus on their core business fundamentals and has opened up opportunities for consulting entities to assist these companies in their growth strategies. Additionally, it has made it harder for companies to raise capital, thereby creating new opportunities to introduce companies to capital sources. We generally focus on emerging technology public and private companies that are considered micro-cap in size with sound business concepts and/or technology, but lacking one or more of the key elements for growth and success.

Competition

        The markets for all of our products and services are highly competitive. Furthermore, we expect the markets for our products and services to become increasingly more competitive as more companies offer competition in price, support, value added services, and quality, among other factors.

        Our INFe-Ventures subsidiary's primary competitors include a wide range of companies that provide management consulting, strategic business development support, introduction to capital sources and other services. These include companies in the venture capital field as well as broker/dealers and investment banks. This is a fragmented marketplace with no single player dominating the field. In addition to having more experience and established track records, the vast majority of these competitors have larger pools of both investment capital and skilled employees than we do. These companies include such smaller firms as Benchmark Capital and OffRoad Capital as well as larger firms such as Merrill, Lynch, Salomon Smith Barney,and others.

        Our INFe-Human Resources subsidiary operates in a very fragmented market of human resource services providers. There are a wide variety of regional and national companies that provide recruiting and staffing services including HotJobs.com, ComputerJobs.com, CareerBuilder.com, and others. In addition, if we move into the field of staff leasing and other human resource services we will be competing with larger and better apitalized companies such as Administaff (partially owned by American Express), Employee Solutions and Vincam Solutions of ADP. In addition to the relatively large universe of small Professional Employer Organizations (PEO's), we will also compete against traditional well-capitalized providers of payroll and human resource services such as ADP, Paychex and Ceridian, as well as accounting software companies that offer out-sourced payroll services, such as Quick Books, and traditional in-house payroll operations.


        Our INFe-Technologies subsidiary will face significant competition from the wide variety of technology consulting and development companies that exist. These include both small local or regional companies, as well as nationally known website and e-commerce development companies, such as Razorfish, and companies run by the large consulting and accounting firms.

        Our INFe-Relations subsidiary faces competition from other Investor Relations and Public Relations firms. This is a fragmented marketplace with no dominant player.

Employees

	As of the date of this prospectus we have no full-time employees
with the exception of two members of   Executive Management. We utilize a
varying number of independent contractors.


ITEM 2. DESCRIPTION OF PROPERTY

        We sub-lease approximately 1500 square feet of general office space at 7787 Leesburg Pike #200, Falls Church Virginia 22043, which space is used as our principal executive offices. The sub-lease, which commenced on October 1, 2001 and expires on September 30, 2002, provides for a monthly payment of $3,521.

	Up to September 2001, we leased approximately 1700 square feet of general office space at 8000 Towers Crescent Drive, Suite 640, Vienna, Virginia 22182. This lease provided for monthly payments of $5,561.

        Up to July 2001, we leased approximately 900 square feet of general office space at 2717 E. Oakland Park Blvd., Fort Lauderdale, Florida, 33306. The lease commenced on October 2000 and provided for monthly rent of $843.

	Up to February 2001, we leased 1,100 square feet of general office space at 1500 Cypress Creek Road, Fort Lauderdale, Florida, 33309. The lease provided for monthly rent of approximately $1,180.

ITEM 3. LEGAL PROCEEDINGS

	Venture Consultants LLC and others filed a complaint against the Company and other defendants in the Circuit Court of Baltimore City. The complaint alleges that the Company participated in a breach by another defendant of that defendant's fiduciary duty to the plaintiff in connection with the sale of certain assets of the Company. The complaint seeks a constructive trust and other unspecified damages. The Company believes it has meritorious defenses and intends to vigorously defend this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

                                   PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the OTC Bulletin Board under the symbol "INFE"

	On August 17, 2001, each share of our common stock, $0.0001 par value per share, was combined, reclassified and changed into one-fourth (1/4) of one share of our common stock, $0.0001 par value.

        The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Such prices have been adjusted to reflect the 1 for 4 reverse split discussed above.


                                    High       Low      High       Low

                                      Historical          As Adjusted
Quarter Ended                         ----------          -----------
-------------
November 30, 2001                  0.280      0.040     0.280      0.040
August 31, 2001                    0.110      0.040     0.440      0.160
May 31, 2001                       0.156      0.030     0.624      0.120
February 28, 2001                  0.281      0.078     1.124      0.312

                                      Historical          As Adjusted
                                      ----------          -----------
Quarter Ended
-------------
November 30, 2000                $ 0.531    $ 0.125   $ 2.124    $ 0.500
August 31, 2000                    0.813      0.250     3.252      1.000
May 31, 2000                       3.500      0.563    14.000      2.252
February 28, 2000                  1.750      0.406     7.000      1.624



        RECORD HOLDERS. As of February 15, 2002, the approximate number of record holders of our common stock was 1,664.

        DIVIDEND POLICY. We have not paid cash dividends on our common stock and we intend to retain any future earnings for the operation and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes", "management believes" and similar words or phrases.
The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

General

        We offer a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology. To provide these services, we utilize a group of regulatory, compliance, financial and management experts, which experts consist of persons inside the Company as ell as outside consultants that are available to consult with client companies. We receive consulting fees in exchange for our services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments. We also represent, as a value added re-seller, (VAR), certain suppliers of equipment and services and resell these products and services as an additional source of revenue.

	We are organized into four divisions, which work together to meet the needs of client companies. In the year ended November 30, 2001, these divisions were formalized into separate wholly owned subsidiaries as follows:

            INFe-Ventures Division

        INFe-Ventures, Inc. provides financial and business consulting services for our clients. The services we offer include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning.

            INFe-Human Resources Division

        INFe-Human Resources, Inc. allows us to provide human resource administrative management, executive compensation plans and staffing services to client companies. This division currently offers recruiting and staffing services through ITCareerNET.com.

            INFe-Technologies Division

	INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients. We are also authorized value added resellers for Riverstone Networks, Inc.

            INFe-Relations Division

        INFe-Relations, Inc. allows us to provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services.


Results of Operations

Twelve Months Ended November 30, 2001 as Compared to Twelve Months Ended November 30, 2000

        Revenues for the twelve months ended November 30, 2001 decreased by $1,445,763, or 94%, to $98,498 from $1,544,261 for the twelve months ended November 30, 2000. The decrease was largely attributable to a decrease of $1,267,434 in revenues for consulting services, and a decrease of $259,321 in INFe-Human Resources, partly offset by an increase of $80,992 in INFe-Relations and Corporate.

        Direct cost of revenues decreased by $162,026 or 87%, from $185,518 for the twelve months ended November 30, 2000 to $23,492 for the twelve months ended November 30, 2001. This decrease is mostly attributable to the reduced activities during fiscal 2001.

        Selling, general and administrative expenses decreased by $2,021,480, or 57% , to $1,540,672 for the twelve months ended November 30, 2001, from $3,562,152 for twelve months ended November 30 2000. This decrease is primarily due to a reduction in staff, resulting in decrease compensation expense, employee benefit and consulting fees.

        Depreciation and amortization increased by $22,333, to $231,215 for the twelve months ended November 30, 2001, from $208,882 for the twelve months ended November 30, 2000. This increase is due to the acquisition of fixed and intangible assets during the year.

        During the year ended November 30, 2001, we recognized a loss on asset impairment of $332,111 in connection with certain intangible assets that had been acquired from ClubComputer.com, Inc.

        Realized loss on trading securities increased by $54,116, or 59% to $145,594 for the twelve months ended November 30, 2001 from $91,478 for the twelve months ended November 30, 2000. During fiscal 2001, we sold 250,000 available-for-sale securities, which resulted in a loss of approximately $105,000. There were no sales of available-for-sale securities during fiscal 2000. The remaining loss in fiscal 2001 is due to the sale of certain trading securities below their original cost. In addition, during fiscal 2001, we recognized a loss of approximately $904,000 due to an other-than-temporary decline in the price of available-for-sale securities.

        Interest expense increased by $145,549, or 1218%, from $11,953 during the twelve months ended November 30, 2000 to $157,502 during the twelve months ended November 30, 2001. This increase was primarily due to the following: imputed interest of $120,000 recognized on the repayment of a subordinated note payable through issuance of our common stock which was valued below market price, and imputed interest of $10,000 recognized as a result of a commitment to issue 200,000 shares of our common stock to a third party, as an inducement to lend us $50,000. The price of our common stock on that date was $0.05, resulting in interest expense of $10,000.
The remaining of the increase is primarily due to actual interest on the note discussed above.

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

        Depreciation and amortization increased by $199,433, to $208,882 for the twelve months ended November 30, 2000, from $9,449 for the nine months ended November 30, 1999. This increase is due to the amortization of the assets purchased from ClubComputer.com, Inc., and the write-off of the intangibles purchased from Exposure4U.com, Inc.

        Realized loss on trading securities increased $91,478 to $91,478 for the twelve months ended November 30, 2000 from $0 for the nine months ended November 30, 1999. This increase is due to the sale of certain trading securities below the original cost.


Liquidity and Capital Expenditures

Accumulated Deficit

	Accumulated deficit at November 30, 2001, was approximately $7,311,000 compared to accumulated deficit of approximately $3,408,000 at November 30, 2000. The increase in accumulated deficit was primarily due to net losses of approximately $3,903,000 for the year ended November 30, 2001

        We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

   As of November 30, 2001, we had the following financing arrangements in place:

  *    A loan payable to our President and CEO of approximately $99,000;

  *    Notes  payable to a third-party of $50,000;

  *    A subordinated note payable to a third-party of approximately $120,000.

Management Plans

        We have formulated, and are in the process of implementing our business plan intended to develop steady revenues and income in each of our areas of operation. This plan includes the following, subject to us obtaining financing:

   * Signing new clients for our INFe-Ventures, Inc. subsidiary. Through February, 2002 , we have signed three new clients and have several more under negotiations, which will provide significant revenues for the first half of 2002.

   * In December 2001, we reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of
        Professional Employer Organizations (PEO's).   This subsidiary
        will then be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during the second quarter of 2002.

   * We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

   * We were recently authorized as a value-added reseller (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate a significant sales volume through this relationship.
        We have received purchase orders from our customers for over $6 million of Riverstone equipment, which we believe, will be shipped and recorded as sales during March, 2002. Profits on these sales are expected to be approximately $1.8 million after payment of commissions and other related expenses.

   * The new VentureClub website will be launched during 2002 to assist emerging companies to locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub's operations are expected to provide a significant revenue stream for INFe.

   * INFe's wholly-owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company.

   * The Company is currently exploring additional sources of financing and has term sheets in hand for an equity line of financing of up to $5 million. This financing instrument, if utilized will require the Company to file a registration of common stock. Other discussions and negotiations for financing are underway.

Presently, we cannot ascertain the eventual success of our plans with any degree of certainty.

Summary

        Except for the financing facilities and plans described above, we have no other current arrangements in place with respect to financing. The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, we have not remitted payroll taxes on a timely basis during fiscal year 2000 and the first quarter of 2001. These conditions are being addressed by Company management and are expected to be paid through profits realized on the sale of Riverstone equipment or through the sale of warrants issued to consultants performing services for the Company. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

        No assurance can be given that we will be able to obtain additional capital on acceptable terms, if at all. In such an event, this would have a materially adverse effect on our business, operating results and financial condition.

Inflation

        We believe that the impact of inflation on our operations since its inception has not been material.


Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999,the
FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

        In January 2000, the Emerging Issues Task Force issued EITF 99-17 "Accounting for Advertising Barter Transactions" establishing accounting and reporting requirements for such transactions. Generally, the Task

Force reached a consensus that revenue and expenses from an advertising barter transaction should be recognized at fair value of the advertising surrendered. EITF 99-17 does not affect our financial statements.

        On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

        On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter
after the registrant's fiscal year end December 15, 1999.    EITF 00-14
does not affect our consolidated financial statements.

        In June 2001, the FASB issued Statement No. 142 "Goodwill and
Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. INFe recognized $332,111 in impairment charges during the year ended November 30, 2001 in connection with the intangible assets that we purchased from ClubComputer.com, Inc.



ITEM 7. FINANCIAL STATEMENTS

        Financial statements prepared in accordance with Regulation SB are attached as exhibits to this report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company's principal accountants, Rachlin Cohen & Holtz LLP were terminated effective as of February 14, 2002 and have been replaced by the firm of Bagell, Josephs & Co, LLC effective February 14, 2002. The engagement of Bagell, Josephs & Co, LLC was approved by the Company's Board of Directors.

        As of November 30, 2000, for the year then ended, and the subsequent periods preceding the termination of Rachlin Cohen & Holtz, there were no disagreements with Rachlin Cohen & Holtz on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Rachlin Cohen & Holtz, would have caused Rachlin Cohen & Holtz to make reference to the subject matter of the disagreements in connection with its reports.

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors and Executive Officers

        Our directors, executive officers and key employees are as follows:

                                                                  Director
Name                    Age     Position                          Since
----                    ---     --------                          -----

Thomas M. Richfield     60      Chairman of the Board, President  1995
                                And Chief Executive Officer

Gus Mechalas            66      Executive Vice President, Chief   1995
                                Technology Officer and Director


	Each of our directors holds his position until the next annual meeting of shareholders or until his successor is duly elected and qualified.

        Thomas M. Richfield - Chairman of the Board, President & CEO.
Mr. Richfield has more than 25 years experience in corporate business management, financial consulting, including mergers and acquisitions, reverse mergers, and capital formation. Mr. Richfield has been Chairman and CEO of INFe since 1995. During that time he has completely re-structured the company and has brought it to "fully reporting" status on the OTC Bulletin Board and created its current investment banking and business infrastructure services model. Since then, his accomplishments include serving as lead investment advisor on successful reverse mergers, serving as an advisor in the raising of over $1 million for a data communications network company, and serving as an advisor in the raising $5 million in equipment and cash for a private telecommunications company. In 1999, he founded ITCareerNet.com, an ASP, E-cruiting software provider of automated recruiting services and a wholly owned subsidiary of INFE. In January 2001, he created the vision and managed the implementation of the Company's INFe-Venture Club website, and, in January 2002, he led the Company into a contract as an Elite Value Added Re-Seller with Riverstone Networks, a NASDAQ listed supplier of leading edge telecommunications equipment. Mr. Richfield began his career in engineering, software development and sales management in 1965 with IBM, and in 1968 with Hewlett Packard and has owned and operated successful companies in the personnel staffing industry (1989 Star Personnel, Washington, D.C.).

        Gus Mechalas - Executive Vice President, Chief Technology Officer
& Director. Mr. Mechalas, 65, has over sixteen years of management and technical recruiting experience in the computer industry. Prior to joining the Company, he was founder of Acropolis Services (1989 - 1997), now ASAP Solutions, Inc., a software development company, which produced the Company's current Resumes/ASAP search and retrieval product. Earlier, he was employed by Unisys Corporation (1987 - 1989) where he was responsible for developing an HMO system for the health care industry. He has served in various management and sales positions including Data-Tek (1971-1987), Comserv (1969 - 1971), as Vice President of Marketing, and Philco-Ford (1959-1969) as Eastern regional Sales Manager of their Computer Services Network Division.



Directors' Remuneration

        Our directors are presently not compensated for serving on the board of directors.

Compliance with Section 16(A) of the Exchange Act

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

	Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended November 30, 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Thomas R. Richfield, Mr. Adam Taylor and Ms Dominique Sada, who inadvertently failed to file a Form 3 once, and Mr. Thomas R. Richfield, Mr. Adam Taylor and Ms Dominique Sada, who inadvertently failed to file a Form 4 once.


ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the twelve months ended November 30, 2001and 2000, and for the nine months ended November 30, 1999 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such years exceeded $100,000.


Annual Compensation

                                                                      Other        Restricted    Securities
Name and                                                              Annual         Stock       Underlying
Principal Position     Period            Salary        Bonus       Compensation     Awards         Options
------------------     ------            ------        -----       ------------    ----------    ----------

Tom Richfield,         12 Months Ended   $100,000 (1)        0                     $132,801 (2)    750,000
CEO and President      11/30/01                                                                  (post-split)
                       12 Months Ended          0            0      $200,000 (3)   $185,881 (4)
                       11/30/00
                       9 Months Ended           0            0             0       $114,897
                       11/30/1999
Adam Taylor, EVP       12 Months Ended   $ 17,307      $18,750 (6)  $ 66,346 (7)                    25,000
and COO (5)            11/30/00                                                                  (post-split)


(1) Amount accrued for at November 30, 2001.
(2) Represents 2,000,000 shares (pre-split) valued at $100,000 in lieu of salary and 411,451 shares (of which 295,756 were pre-split and 115,695 were post-split) valued at $32,801 in lieu of a bonus.
(3) Represents 250,000 shares (pre-split) valued at $200,000 in lieu of salary
(4) Represents 495,136 shares (pre-split) valued at $185,881 in lieu of bonus.
(5) Mr. Taylor commenced his employment with us in June 2000.
(6) Represents 30,000 shares (pre-split) valued at $18,750.
(7) Represents 232,926 shares (pre-split) valued at $66,346 in lieu of salary

Aggregated Options Exercises in Fiscal 2001 and Year-End Option Values

	There were no Option Exercises in the last fiscal year.

	The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of November 30, 2001.


                                          Number of Securities       Value of Unexercised In-
                 Shares    Underlying         Unexercised             the-Money Options at
              Acquired on     Value       Options at  11/30/00 (#)       11/30/01 ($) (1)
Name          Exercise (#) Realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
----          ------------ ------------  -------------------------   -------------------------

Tom Richfield      -           -              500,000/250,000                 $ -
                                               (post-split)

Adam Taylor        -           -                 25,000/0                     $ -
                                               (post-split)




    (1) The fair market value of the Company's common stock at the close of business on November 30, 2000 was $0.06


Employment Agreements

        We have entered into an employment agreement with our President and Chief Executive Officer as follows:

        Thomas M. Richfield, President and Chief Executive Officer, entered into an agreement effective January 1, 2000 through January 1, 2003, with year-to-year extensions thereafter. The agreement provides for an annual salary of $200,000 and options to acquire 750,000 shares (post-split) of common stock vesting over a three-year period. The agreement also provides for Mr. Richfield to receive a quarterly bonus of 3% of our market capitalization measured at the end of each three month period, divided by 4 (four), and paid in restricted shares at a 20% discount to the bid price averaged over the previous 15 days, and for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of February 15, 2002 by those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


                                       Amount and          Percent
                                       Nature of              Of
Name of                                Beneficial        Outstanding
Beneficial Ownership*                 Ownership (2)         Shares
---------------------                 -------------      -----------

Thomas Richfield, Chief Executive
Officer, President and Director       1,588,419(3)          19.25%

Europa Global Investments, Inc.       1,200,000             15.48%

Gus Mechalas                            645,060(4)           8.26%

Phase 3 Management Corporation          505,154              6.52%

William R. Derosa Trust
  dated January 19, 1989                487,500              6.29%

All Directors and Officers
as a Group
(2 Persons)                           2,233,479(5)          26.87%


* Unless otherwise noted, the address of each of these persons is c/o Infe, Inc., 7787 Leesburg Pike, #200, Falls Church, Virginia 22043.

(1) Except as otherwise indicated, all shareholders have sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.
(2) Based on 7,800,082 shares of common stock issued and outstanding as of February 15, 2002. For purposes of calculating each person's beneficial ownership, amount and percentage, each person's options that are exercisable within 60 days as of February 15, 2002 are included and are deemed outstanding and are added to the 7,800,802 shares.
(3) Includes 500,000 options (post-split) to purchase shares of common stock at $1.8752 per share.
(4) Includes 62,500 options (post-split) to purchase shares of common stock at $1.8752 per share.
(5)   Includes options to purchase shares of common stock as follows:
      Thomas Richfield, 500,000 shares (post-split) at $1.8752 per share and Gus Mechalas, 62,500 shares (post-split) at $1.8752 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Common Stock for Services Issued to our President and CEO

        To date, our President has been compensated for services through the issuance of our common stock. As of November 30, 2000, our President and CEO was owed 289,521 shares (pre-split) valued at $67,068 for bonuses earned during the third and fourth quarter of fiscal 2000. During the year ended November 30, 2001, he earned 411,451 shares (of which 295,756 were pre-split and 115,695 were post-split) of restricted Rule 144 common stock as a bonus for the year. These shares were valued at $32,801. During the year ended November 30, 2001, he was issued a total of 585,277 (pre-split) shares valued at $87,629 against the 700,972 shares owed to him. The remaining balance of 115,695 shares (post-split) valued at $12,240 owed to him is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued 2,000,000 shares (pre-split) of restricted Rule 144 common stock valued at $100,000 to our President and CEO in lieu of salary for the first and second quarter of fiscal 2001.

       During the year ended November 30, 2000, he was granted 250,000 shares (pre-split) of the Company's common stock valued at $200,000, representing compensation for the year ended November 30, 2000. In addition, during the year ended November 30, 2000, he was granted 205,615 shares (pre-split) of restricted Rule 144 common stock valued at $118,813 for a bonus earned through May 31, 2000. As of November 30, 2000, he had earned an additional 289,521 shares (pre-split) of restricted Rule 144 common stock valued at $67,068 for a bonus earned during the third and fourth quarter of fiscal 2000. This amount was included in accounts payable and accrued expenses in the November 30, 2000 consolidated balance sheet.

Loans from our President and CEO

        As of November 30, 2000, we owed our President and CEO $23,501. During the year ended November 30, 2001, he loaned us $127,761 and we repaid him $52,555, resulting in a balance of $ 98,707 as of November 30, 2001.

Employment Agreement With Our President and CEO

        Thomas M. Richfield, President and Chief Executive Officer, entered into an agreement effective January 1, 2000 through January 1, 2003, with year-to-year extensions thereafter. The agreement provides for an annual salary of $200,000 and options to acquire 750,000 shares (post split) of common stock vesting over a three-year period. The agreement also provides for Mr. Richfield to receive a quarterly bonus of 3% of our market capitalization measured at the end of each three month period, divided by 4 (four), and paid in restricted shares at a 20% discount to the bid price averaged over the previous 15 days, and for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (3.1)   Articles of Incorporation of Infocall Communications Corp. (1)
      (3.2)   Articles of Amendment to Articles of Incorporation of Infocall
              Communications Corp. (2)
      (3.3)   Bylaws of Infocall Communications Corp. (3)
      (3.4)   Amended and Restated Articles of Incorporation of Infocall
              Communications Corp. (4)
      (3.5)   Certificate of Amendment to Certificate of Incorporation
              of Infe, Inc. (5)
      (4.1)   Specimen Stock Certificate (6)
      (10.1)  Thomas R. Richfield Employment Agreement dated January
              1, 2000 (7)
      (10.2)  Amendment to Thomas R. Richfield Employment dated July 12,
              2000 (8)
      (10.3)  Relationship Agreement between Arthur D. Viola and INFe,
              Inc. and Thomas M. Richfield dated December 19, 2001. *

---------------------------
* Filed herewith

     (1) Incorporated by reference from Exhibit 3(i) filed with the Company's Report on Form 10SB12G filed December 30, 1999.
     (2) Incorporated by reference from Exhibit 3(i))1) filed with the Company's Report on Form 10SB12G filed December 30, 1999.
     (3) Incorporated by reference from Exhibit 3(ii) filed with the Company's Report on Form 10SB12G filed December 30, 1999.
     (4) Incorporated by reference from Exhibit 3.4 filed with the Company's Registration Statement on From SB-2, file No. 333-46428, filed on September 15, 2000.
     (5) Incorporated by reference from Exhibit 1.1filed with the Company's report on Form 10-QSB filed on October 15, 2001 (6) Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on From SB-2, file No. 333-46428, filed on September 15, 2000.
     (7) Incorporated by reference from Exhibit 10.21 filed with the Company's Registration Statement on From SB-2, file No. 333-46428, filed on September 15, 2000.
     (8) Incorporated by reference from Exhibit 10.22 filed with the Company's Registration Statement on From SB-2, file No. 333-46428, filed on September 15, 2000.

(b)	Report on Form 8-K

        On February 15, 2002, the Company filed a Report on Form 8-K informing the Commission that the Company's principal accountants, Rachlin Cohen & Holtz LLP were terminated effective as of February 14, 2002 and have been replaced by the firm of Bagell, Josephs & Co, LLC effective February 14, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on From 10-KSB for the fiscal year ended November 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INFe.com, Inc.

Dated: March 14, 2002              By:/s/ THOMAS M. RICHFIELD
                                      ------------------------------------
                                      Thomas M. Richfield: Chairman of the
                                      Board, President and CEO



     DATE               SIGNATURE                      TITLE
--------------    -----------------------    ----------------------------



March 14, 2002    /s/ Thomas M. Richfield    Chairman of the Board,
                                             President and CEO
                                             (Principal Executive Officer)



March 14, 2002    /s/ Gus Mechalas              Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-1 - F-2


FINANCIAL STATEMENTS

 Balance Sheet                                                      F-3

 Statements of Operations and Comprehensive Income                  F-4

 Statements of Stockholders' Equity                                 F-5

 Statements of Cash Flows                                           F-6

 Notes to Financial Statements                                   F-7 to F-30

               INDEPENDENT AUDITORS' REPORT



To the Stockholders of
INFe, Inc. and Subsidiaries
Falls Church, Virginia


We have audited the accompanying consolidated balance sheet of INFe, Inc. and Subsidiaries (formally INFe.com, Inc. and Subsidiaries) (the "Company") as of November 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for November 30, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFe, Inc. and Subsidiaries as of November 30, 2001, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The consolidated balance sheet of INFe, Inc. and Subsidiaries as of November 30, 2000, and the related consolidated statements of operations, changes stockholders' equity and cash flows for the year then ended were audited by Rachlin, Cohen & Holtz, LLP. Rachlin, Cohen & Holtz, LLP issued an unqualified opinion on those consolidated financial statements dated February 8, 2001.


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.


Gibbsboro, New Jersey
March 14, 2002

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



                          /s/Rachlin Cohen & Holtz LLP
                          RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
February 8, 2001

                         INFE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                          NOVEMBER 30, 2001 AND 2000

                                                       2001           2000
                                                   ------------    -----------
ASSETS

Current Assets:
  Cash                                             $     22,294    $     3,481
  Accounts receivable, net                                    -         84,168
  Investments - trading securities                       91,715         25,795
  Prepaid expenses                                            -          6,010
        Total current assets                            114,009        119,454
                                                   ------------    -----------

Available For Sale Securities                             9,911      2,986,516
                                                   ------------    -----------

        Total current assets and available
        for sale securities                             123,920      3,105,970

Property and Equipment, net                              78,790        145,518

Intangible Assets, net                                   52,168        530,710


Other Assets                                             22,792          8,732
                                                   ------------    -----------

                                                   $    277,670    $ 3,790,930
                                                   ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses            $    695,709    $   430,260
  Payroll taxes payable                                 255,292        114,277
  Due to related parties                                109,838         37,633
  Notes payable                                          50,000              -
  Deferred revenue                                            -          4,142

                                                   ------------    -----------

        Total current liabilities                     1,110,839        586,312

                                                   ------------    -----------

Subordinated Note Payable                               119,890        239,890
                                                   ------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                    -              -
  Common stock, $0.0001 par value,
    200,000,000 shares authorized;
    6,800,082 shares at November 30, 2001
    and 16,201,714 shares as reported and
    4,050,429 shares as restated at
    November 30, 2000 issued and outstanding                680          1,620
  Additional paid-in-capital                          6,357,550      5,743,638
  Deficit                                            (7,311,289)    (3,408,114)
  Accumulated other comprehensive income, net
    of deferred income taxes                                  -      1,009,633
  Deferred charges                                            -       (382,049)
                                                   ------------    -----------

                                                       (953,059)     2,964,728
                                                   ------------    -----------

                                                   $    277,670    $ 3,790,930
                                                   ============    ===========




                   See notes to consolidated financial statements

                          INFE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED NOVEMBER 30, 2001 AND 2000


                                                       2001            2000
                                                   ------------    -----------

REVENUE                                            $     98,498    $ 1,544,261
                                                   ------------    -----------

COSTS AND EXPENSES:
  Direct costs of revenue                                23,492        185,518
  Selling, general and administrative                 1,540,672      3,562,152
  Loss on asset impairment                              332,111
  Depreciation and amortization                         231,215        208,882
                                                      2,127,490      3,956,552
                                                   ------------    -----------

  Loss from operations                               (2,028,992)    (2,412,291)

                                                   ------------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                           109          2,753
  Interest expense                                     (157,502)       (11,953)
  Loss on disposal of assets                             (5,895)             -
  Realized loss on investments                         (145,594)       (91,478)
  Other than temporary decline in market value
   of available-for-sale securities                    (903,719)             -
  Unrealized loss on trading securities investmets      (68,623)       (13,830)
                                                   ------------    -----------
                                                     (1,281,224)      (114,508)
                                                   ------------    -----------

LOSS BEFORE INCOME TAXES                             (3,310,216)    (2,526,799)

INCOME TAX (EXPENSE) BENEFIT                           (592,959)       592,959

                                                   ------------    -----------
NET LOSS                                             (3,903,175)    (1,933,840)
                                                   ============    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $      (0.61)   $         -
                                                   ============    ===========

 As originally reported for 2000                   $          -    $     (0.13)
                                                   ============    ===========

 As restated                                       $          -    $     (0.54)
                                                   ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                      6,363,046              -
                                                   ============    ===========

 As originally reported for 2000                              -     14,365,798
                                                   ============    ===========

 As restated                                                  -      3,591,450
                                                   ============    ===========






                   See notes to consolidated financial statements

                           INFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED NOVEMBER 30, 2001 AND 2000




                                                               Additional                      Other
                                                Common Stock     Paid-in                   Comprehensive   Deferred
                                             Shares    Amount    Capital       Deficit         Income       Charges       Total
                                           ----------  ------  -----------   -----------   -------------  ----------   -----------


Balance, November 30, 1999                  9,036,930  $  904  $ 1,472,095   $(1,474,274)  $      -       $ (245,000) $  (246,275)

Year Ended November 30, 2000:

  Sale of common stock                      1,821,000     182    1,005,818             -          -                -    1,006,000

  Issuance of common stock in lieu
    of cash for compensation                3,943,813     395    2,322,950             -          -                -    2,323,345

  Issuance of common stock in
    connection with asset acquisitions      1,092,500     109      610,972             -          -                _      611,081

  Issuance of common stock in
    exchange for available-for-sale
    securities                                200,000      20      239,000             -          -                -      239,020

  Purchase of internal use software
    through issuance of common stock          107,471      10       92,803             -          -                -       92,813

  Net loss                                                                     (1,933,840)        -                -   (1,933,840)

  Unrealized gain on available-for-sale
    securities, net of income tax expense
       of $592,959                                  -       -            -             -       1,009,633           -    1,009,633

  Deferred compensation                             -       -            -             -          -         (137,049)    (137,049)
                                           ----------  ------  -----------   -----------   -------------  ----------  -----------
Balance, November 30, 2000                 16,201,714   1,620    5,743,638    (3,408,114)      1,009,633    (382,049)   2,964,728

Year Ended November 30, 2001:
  Issuance of common stock in lieu
    of cash for compensation and services   6,198,614     620      372,354             -          -                -      372,974

  Repayment of subordinated note payable
     through issuance of common stock       4,800,000     480      239,518             -          -                -      239,998

  Unrealized loss on available-for-sales
    securities  net of income tax benefit
      of $592,959                                   -       -            -             -      (1,009,633)              (1,009,633)

  Amortization of deferred compensation             -       -            -             -          -          137,049      137,049

Write-off of deferred compensation                  -       -            -             -          -          245,000      245,000

   Net loss                                         -       -            -    (3,903,175)         -                -   (3,903,175)
                                           ----------  ------  -----------   -----------   -------------  ----------  -----------
Balance before 1 for 4 reverse split       27,200,328   2,720    6,355,510    (7,311,289)         -                -     (953,059)
                                           ----------  ------  -----------   -----------   -------------  ----------  -----------

  One for four reverse split                        -  (2,040)       2,040             -          -                -            -
                                           ----------  ------  -----------   -----------   -------------  ----------  -----------
Balance, November 30, 2001                  6,800,082  $  680  $ 6,357,550   $(7,311,289)  $      -       $        -  $  (953,059)
                                           ==========  ======  ===========   ===========   =============  ==========  ===========



                   See notes to consolidated financial statements

                                   INFE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED NOVEMBER 30, 2001 AND 2000



                                                                         2001          2000
                                                                    ------------   -----------
Cash Flows from Operating Activities:
  Net loss                                                          $ (3,903,175)  $(1,933,840)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                    231,215       208,882
        Deferred income tax expense (benefit)                            592,959      (592,959)
        Loss on asset impairment                                         332,111             -
        Allowance on note receivable                                           -        65,025
        Unrealized holding loss on investments                            68,623        13,830
        Realized loss on investments                                     145,594        91,478
        Other than temporary decline in market value of
          available-for-sale securities                                  903,719             -
        Stock issued in lieu of cash for services                        186,824     2,138,696
        Stock to be issued in lieu of cash for services                   22,240       106,914
        Stock received  in lieu of cash for services rendered            (29,551)   (1,099,904)
        Stock issued  in lieu of interest                                120,000             -
        Loss on disposal of assets                                         5,895             -
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                     14,168       (96,288)
           Decrease (increase) in prepaid expenses                         6,010        (6,010)
           Decreased in deferred charges                                 382,049        25,000
           Increase in accounts payable and accrued expenses             570,374       309,490
           Decrease in deferred revenue                                   (4,142)      (77,029)
                                                                    ------------   -----------
              Net cash used in operating activities                     (355,087)     (846,715)
                                                                    ------------   -----------

Cash Flows from Investing Activities:
  Purchase of investments                                                (13,830)     (385,850)
  Proceeds from sale of investments                                      315,599       293,067
  Purchase of property and equipment                                           -       (22,664)
  Proceeds from sale of property and equipment                               900             -
  Web-site development                                                   (24,851)            -
  Issuance of note receivable                                                  -      (124,890)
  Repayment of note receivable                                                 -        62,365
  Sale of certificate of deposit                                               -        50,000
  Net cash used in acquisition                                                 -       (84,950)
  Deposit                                                                (26,063)       (2,704)
                                                                    ------------   -----------
              Net cash provided by (used) in investing activities        251,755      (215,626)
                                                                    ------------   -----------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                                   -       741,000
  Proceeds from issuance of notes payable                                 50,000        -
  Proceeds from issuance of subordinated note payable                          -       295,021
  Repayment of subordinated note payable                                       -       (17,631)
  Proceeds from loans from related parties                               127,700       104,132
  Repayment of loans from related parties                                (55,555)     (108,115)
  Payment of capital lease obligations                                         -       (8,567)
  Repayment of bank line of credit                                             -       (45,000)
  Repayment of long-term debt                                                  -       (12,245)
                                                                    ------------   -----------
              Net cash provided by financing activities                  122,145       948,595
                                                                    ------------   -----------

Net Increase (Decrease) in Cash                                           18,813      (113,746)
Cash, Beginning                                                            3,481       117,227
                                                                    ------------   -----------
Cash, Ending                                                        $      22,294  $     3,481
                                                                    =============  ===========




                   See notes to consolidated financial statements

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization
-------------------------------

The Company ("INFe" or "we") was incorporated in the State of Florida on February 1, 1993 as Infocall
Communication Corp. On March 17, 2000, the Articles of
Incorporation were amended to change our name to INFe.com, Inc., and to increase the authorized number of shares of $0.0001 par value common stock to 100,000,000 and the authorized number of $0.0001 par value preferred stock to 20,000,000.

On August 3rd 2001, the Company amended the Certificates of Incorporation to change the name of the Company to INFE, Inc., and to increase the total number of shares of capital stock that the Company has the authority to issue to 220,000,000. The total number of authorized shares of common stock, $0.0001 par value, is 200,000,000 and the total number of authorized shares of preferred stock, $0.0001 par value, is 20,000,000.

On the same date, the Board of Directors voted to further amend the Certificates of Incorporation so that upon the close of business on August 17, 2001, which was subsequent to the effectiveness of the matters discussed above, automatically and without further action by any person and entity, each one share of the common stock, $0.0001 par value per share, of the Company then issued and outstanding was combined, reclassified and changed into one-fourth (1/4) of one fully paid and non-assessable share of common stock, $0.0001 par value per share, of the Company.

In lieu of a meeting and vote of stockholders, the stockholders have given written consent to the above amendment, in accordance with the provisions of Section
707.0704 of the Business Corporation Act of the State of Florida.

The Board of Directors, without stockholder approval, is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of November 30, 2001, we had no preferred stock outstanding.

Business
--------

INFe, which is headquartered in Northern Virginia, together with its subsidiaries, offers a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology.
To provide these services, INFe utilizes a group of regulatory, compliance, financial and management experts, both inside the Company and outside consultants that are available to consult with client companies. INFe receives consulting fees in exchange for its services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments.

INFe is organized into four divisions which work together to meet the needs of client companies. In the year ended
November 30, 2001 these divisions were formalized into separate wholly owned subsidiaries as follows:

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

--------

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

        INFe-Human Resources Division

	INFe-Human Resources, Inc. allows us to provide human resource administrative management, executive compensation plans and staffing services to client companies. This division currently offers recruiting and staffing services through ITCareerNET.com.

        INFe-Technologies Division

	INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients.

         We are also authorized value added resellers for Riverstone Networks, Inc.


         INFe-Relations Division

	INFe-Relations, Inc. allows us to provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services. In
February 2001, we purchased an opt-in list of e-mail addresses of entities that have expressed interest in receiving information about public companies. During
2002, we are planning to initiate full investor and emerging company reporting and analysis through our VentureClub website.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of INFe, Inc., and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period.
Material estimates for which it is reasonably possible that a change in the estimate could occur in the near term consist of the valuation of the investment portfolio
(particularly the available-for-sale securities) and the recoverability of acquired intangibles. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents
-------------------------

For financial statement presentation purposes, we consider short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject INFe to concentrations of credit risk consist principally of cash, investments and accounts receivable.

Cash
----

At various times during the year, we had deposits in financial institutions in excess of federally insured limits ($100,000). We maintain our cash with high quality financial institutions, which we believe minimizes these risks.

Accounts Receivable
-------------------

INFe conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Investments
-----------

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

Revenue Recognition
-------------------

INFe earns revenue from IT staffing fees and management consulting fees, both of which are recognized as the services are rendered, generally over the life of an agreement.

We periodically receive equity instruments and warrants from companies for which we perform services, in addition to the cash paid for such services. Primarily all of the equity instruments are common stock of public companies, with limited trading activity. Equity instruments and warrants for which there is not a readily available market value are valued based on factors such as price offered in a private placement, a history of cash flow from operations, and other pertinent factors. Management also considers recent offers to purchase a portfolio of the company's securities and the filings of registration statements in connection with other offerings of the company's securities. During the years ended November
30, 2001 and 2000, we recognized revenue associated with equity instruments received for services rendered of approximately $28,500 and $1,375,000, respectively.

Property and Equipment
----------------------

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

Long-Lived Assets
-----------------

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

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Fair Value of Financial Instruments
-----------------------------------

INFe's financial instruments consist primarily of cash, equity instruments, accounts payable, accrued liabilities and loans and notes payable. The carrying amounts of such financial instruments, except equity instruments, as reflected in the consolidated balance sheet, approximate their estimated fair value as of November 30, 2001.
Equity instruments are carried at fair value. The estimated fair value is not necessarily indicative of the amounts we could realize in a current market exchange or from future earnings or cash flows.

Software Development Costs
--------------------------

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

Stock-Based Compensation
------------------------

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

Net Loss Per Common Share
-------------------------

INFe computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

INFe's potentially issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the diluted computation as the effect would be anti-dilutive.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

We account for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.
Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Segment Information
-------------------

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended November 30, 2001 and 2000 were $11,836 and $35,298, respectively.

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

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

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

In January 2000, the Emerging Issues Task Force issued
EITF 99-17 "Accounting for Advertising Barter
Transactions" establishing accounting and reporting requirements for such transactions. Generally, the Task
Force reached a consensus that revenue and expenses from an advertising barter transaction should be recognized at fair value of the advertising surrendered. EITF 99-17 does not affect our financial statements.

On March 16, 2000, the Emerging Issues Task Force issued
EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting
Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

On July 20, 2000, the Emerging Issues Task Force issued
EITF 00-14 "Accounting For Certain Sales Incentives"
which establishes accounting and reporting requirements
for sales incentives such as discounts, coupons, rebates
and free products or services.  Generally, reductions in
or refunds of a selling price should be classified as a
reduction in revenue.  For SEC registrants, the
implementation date is the beginning of the fourth
quarter after the registrant's fiscal year end December
15, 1999.    EITF 00-14 does not affect our consolidated
financial statements.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. As noted in Note
4, INFe recognized $332,111 in impairment charges during the year ended November 30, 2001 in connection with the ClubComputer.com, Inc. agreement.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 2.	LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Going Concern Considerations

----------------------------

        The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of INFe as a going concern. However, we have incurred substantial net losses in fiscal years 2001 and 2000, and have an accumulated deficit as of November 30, 2001 of approximately $7,318,000. Additionally, we are subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments, which in large part are not yet available for sale at the time we receive them. We possess demand and piggyback registration rights for some of the shares. All of the shares generally become available for sale after we have owned them for more than one year, subject to the limitations of SEC Rule 144. In addition, we have not remitted payroll taxes on a timely basis during fiscal year 2000 and the first quarter of 2001 (see Note 9).
These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

	Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in each of our areas of operation.
This plan includes the following, subject to our obtaining necessary financing:

*       Signing new clients for our INFe-Ventures, Inc.
        subsidiary.
* In December 2001, we reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Professional Employer Organization
        (PEO). This subsidiary will than be spin-off as a separate public company. This roll-up and spin-off is expected to be completed during the second quarter of 2002.
* We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.
* We were recently authorized as a value-added reseller for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment with annual revenue in excess of $500,000,000. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate a significant sales volume through this relationship.
* The new VentureClub website will be launched during 2002 to assist emerging companies to locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub's operations are expected to provide a significant revenue stream for INFe.
* INFe's wholly-owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its , ITCareerNET.com, Inc. subsidiary as a separate public company.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000




NOTE 2.	LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)


Summary
-------

Presently, we cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 3.	PRIOR PERIOD ADJUSTMENT

	As more fully described below, and based upon the subsequent discovery of facts existing when the financial statements were originally issued, we corrected the accounting for shares of common stock issued during 1997 in connection with an agreement to purchase long distance telephone services during fiscal 2000. The correction was made to reflect the deferred charge associated with the common shares issued over the contract period as outlined in the agreement.

	In December 1996, we entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares (pre-split) of our common stock, subject to SEC
Rule 144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used. We had not used any telecommunications services pursuant to this agreement through November 30, 2000. Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about
January 1, 2000.

	We issued 500,000 shares (pre-split) of our common stock to the service provider on July 30, 1997. The consolidated financial statements for the year ended
November 30, 2000 were restated to reflect those common shares as issued and outstanding and to reflect the deferred charge associated with the issuance of those shares as a reduction of stockholders' equity.

	Due to the fact that no services were rendered, we pursued the return of those common shares during fiscal
2001. As we are not successful in obtaining the return of the common shares, the balance of the deferred charge
($245,000) was charged to expense in that period.


NOTE 4.	BUSINESS ACQUISITIONS

ClubComputer.com, Inc.
----------------------

	Effective April 10, 2000, INFe acquired certain intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of (i) 250,000 shares (pre-split) of our restricted common stock at closing, which were valued at $320,250 and (ii) seven equal installments of $250,000 in our restricted common stock every three months from the date of closing. The purchase price of approximately $1.6 million was assigned to intangible assets acquired based on estimated fair values at April
10, 2000, the date of acquisition.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 4.	BUSINESS ACQUISITIONS (Continued)

ClubComputer.com, Inc. (Continued)
----------------------

	On August 9, 2000, we signed an addendum to the Agreement for Sales of Assets of ClubComputer.com, Inc. The addendum provided for a single and final payment of 800,000 shares (pre-split) of common stock after receipt of which we will have completely extinguished our debt to the Seller. The 800,000 shares (pre-split) were issued to ClubComputer.com, Inc., and valued at $277,550, resulting in a total revised purchase cost of $597,800.
The cost originally assigned to intangible assets was modified accordingly. The intangible assets were being amortized over a three-year period.

	During fiscal 2001, management reevaluated the remaining value of this intangible for impairment and wrote off the entire remaining balance of $332,111.

Exposure4u.com, Inc.
--------------------

	On August 16, 2000, we acquired the assets of Exposure4u.com, Inc. for a total consideration of $53,406, consisting of $40,125 in cash and the issuance of 42,500 shares (pre-split) of the Company's common stock valued at $13,281. The acquisition was accounted for as a purchase. The total consideration exceeded the fair value of the assets acquired (consisting of hardware and software) by $46,063. This excess is included in intangible assets and is being amortized over a three-year period.

	As an integral part of the acquisition of Exposure4u, we entered into employment agreements with the two former owners of Exposure4u. Both agreements were for a period of one year, from August 21, 2000 to August 21, 2001.

	In January 2001, we terminated the above employment agreements pursuant to termination provisions within the agreements. We also recorded an adjustment for impairment of the intangibles acquired in connection with this purchase in the amount of $46,713.


NOTE 5.	PROPERTY AND EQUIPMENT

        Property and equipment as of November 30, 2001 and 2000 were as follows:

                               Estimated Useful
                                Lives (Years)
                               ----------------
                                                  2001        2000
                                               ----------  ---------

Furniture and fixtures               5         $    8,000  $   9,904
Equipment                           3-5            47,366     49,051
Website design and setup             3            130,823    130,823
Hardware and software                3             10,253     13,458
                                               ----------  ---------
                                                  196,441    203,236
Less accumulated depreciation                     117,652     57,718
                                               ----------  ---------
Property and equipment, net                    $   78,790  $ 145,518
                                               ==========  =========


Depreciation expense was $59,934 and $38,909 for the years ended November 30, 2001 and 2000, respectively.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 6.	INVESTMENTS

	The following is a summary of our investment securities as of November 30, 2001 and 2000.


                      Year Ended November 30, 2001
                      ----------------------------

                                                Cumulative     Cumulative
                                                   Gross          Gross
                                                Unrealized     Unrealized    Estimated
                                     Cost          Gains         Losses      Fair Value
                                  ----------    ----------     ----------    ----------
Trading equity securities         $  174,168    $        -     $  (82,453)   $   91,715
                                  ==========    ==========     ==========    ==========
Available-for-sale
   equity securities              $    9,911    $        -     $        -    $    9,911
                                  ==========    ==========     ==========    ==========




                       Year Ended November 30, 2000
                       ----------------------------

                                                Cumulative     Cumulative
                                                   Gross          Gross
                                                Unrealized     Unrealized    Estimated
                                     Cost          Gains         Losses      Fair Value
                                  ----------    ----------     ----------    ----------

Trading equity securities         $   39,625    $        -     $  (13,830)   $   25,795
                                  ==========    ==========     ==========    ==========

Available-for-sale
   equity securities              $1,383,924    $1,939,846     $ (337,254)   $2,986,516
                                  ==========    ==========     ==========    ==========





During the year ended November 30, 2001, the Company sold
250,000 shares of available-for-sale securities for $127,500. The carrying cost of the securities was $232,015, resulting in a realized loss of $104,515. In addition, during year ended November 30, 2001, the Company recognized a loss $903,719 due to an other than temporary decline in the market value of some available-for-sale securities. Furthermore, during the year ended November 30, 2001, the Company transferred available-for-sale securities with a carrying cost of $238,280 to its trading securities portfolio, as the securities became free trading.

	There were no proceeds from sales of available-for-sales securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the year ended November 30, 2000.

The change in net unrealized holding gains (losses), net of deferred income taxes, included in other comprehensive income (loss) amounted to $(1,009,633) and $1,009,633 for the years ended November 30, 2001 and 2000, respectively.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 7.	INTANGIBLE ASSETS

        Intangible assets as of November 30, 2001 and 2000 were as follows:

                               2001         2000
                             --------    ---------

Intangible assets            $ 81,019    $ 653,971
Accumulated amortization       28,851      123,261
                             --------    ---------
                             $ 52,168    $ 530,710
                             ========    =========


	Amortization expense for the years ended November 30, 2001 and 2000 were $171,281 and 169,973, respectively.

	Additionally, during the year ended November 30, 2001, we wrote off intangible assets with a remaining value of $332,111.



NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable as of November 30, 2001 and 2000 were as follows:

                                           2001         2000
                                        ----------   ----------

Accounts payable                        $  385,544   $  168,392
Accrued payroll, including
$100,000 due our President and
CEO for 2001                               182,324      119,876
Accrued bonuses and fees                    22,240	106,914
Accrued interest                            34,878            -
Other accrued liabilities                   70,723       35,078
                                        ----------   ----------
                                        $  695,709   $  430,260
                                        ==========   ==========



Accrued bonuses and fees consist of the
following:

Due our President and CEO for bonus
earned during the third and fourth
quarter of 2001 and 2000, respectively,
in accordance with the terms of an
employment agreement dated January 1,
2000; payable in 115,695 shares
(post-split) of common stock for 2001
and 289,521 (pre-split) shares of
common stock for 2000                   $   12,240   $   67,068

Due to a third party in 200,000
(pre-split) shares of common stock,
in connection with two notes payable
to the third party. See Note 11             10,000            -

Due to a consultant                              -       32,025

Other                                            -        7,821
                                        ----------   ----------
                                        $   22,240   $  106,914
                                        ==========   ==========

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000




NOTE 9.	PAYROLL TAXES PAYABLE

	Payroll taxes payable primarily represents the unpaid balance of Federal withholding and social security taxes primarily for the third and fourth quarters of 2000 and the first quarter of 2001, principally related to the non-cash compensation paid to certain employees, that have been withheld and accrued by INFe, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes. No subsequent payments have been made on these payroll taxes to the date of this report.


NOTE 10. RELATED PARTY TRANSACTIONS

Employee Loans
--------------

As of November 30, 2000, we owed our President and CEO
$23,501. During the year ended November 30, 2001, he loaned us $127,761 and we repaid him $52,555, resulting in a balance of $ 98,707 as of November 30, 2001.

In addition, as of November 30, 2001, we owed an employee
$11,131.


NOTE 11. NOTES PAYABLE

During year ended November 30, 2001, we borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July
11, 2001 and the second note for $25,000 is dated August
14, 2001. The first note and accrued interest was due on August 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note and accrued interest was due on October 31, 2001 and is now in default.
Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Accrued interest on the notes, including late fees, amounted to $7,350 on November 30, 2001 and is included in accrued expenses.

As an inducement to offer these loans, we agreed to issue
200,000 shares (pre-split) of the Company's common stock to the third party. The shares were valued at the closing price of the Company's common stock on the dates of the notes, which was $0.05. Accordingly, interest expense of $10,000 was charged to operation, with the offset included in liability for stock to be issued.


NOTE 12. SUBORDINATED NOTE PAYABLE

During the year ended November 30, 2000, we borrowed
$295,021 pursuant to a note payable to a third party.  The
note is subordinated to all our existing liabilities and is accruing interest at 10% per annum. The note was collateralized by an engagement agreement between INFe and one of our customers dated May 2, 2000, pursuant to which we were to receive a management fee of $150,000. Upon receipt of this fee, we were to remit to the holder of the note a principal payment of $150,000 and any outstanding accrued interest. The engagement agreement with our customer was cancelled without us receiving any management fee.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 12. SUBORDINATED NOTE PAYABLE (Continued)

In October 2000, we transferred securities with a value of $37,500 to the third party, and repaid an additional
$17,631, thereby reducing the balance of the note to $239,890 as of November 30, 2000.

During the year ended November 30, 2001, we issued
4,800,000 shares (pre-split) of our common stock to the third party, in repayment of $120,000 against the note. The price of our common stock on the date of issuance of the shares was $0.05. Accordingly, interest expense of $120,000 was recognized as the difference between the value of the shares on that date ($240,000) and the $120,000. The remaining balance of the note is payable via issuance of our common stock and/or via delivery of securities owned by INFe.

Because this note can be satisfied by issuance of our common stock or securities, we have presented this obligation as long-term in the accompanying consolidated balance sheet.


NOTE 13. COMMON STOCK

Common Stock for Services Issued to our President and CEO
---------------------------------------------------------

To date, our President has been compensated for services
through the issuance of our common stock.  As of November
30, 2000, our President and CEO was owed 289,521 (pre-
split) shares valued at $67,068 for bonuses earned during
the third and fourth quarter of fiscal 2000. During the
year ended November 30, 2001, he earned 411,451 shares
(of which 295,756 were pre-split and 115,695 were post-
split) of restricted Rule 144 common stock as a bonus for
the year. These shares were valued at $32,801.  During
the year ended November 30, 2001, he was issued a total
of 585,277 shares (pre-split)   valued at $87,629 against
the 700,972 shares owed to him. The remaining balance of 115,695 shares (post-split) valued at $12,240 owed to him is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued 2,000,000 shares (pre-split) of restricted Rule 144 common stock valued at $100,000 to our President and CEO in lieu of salary for the first and second quarter of fiscal 2001.

During the year ended November 30, 2000, he was granted
250,000 shares (pre-split) of the Company's common stock valued at $200,000, representing compensation for the year ended November 30, 2000. In addition, during the year ended November 30, 2000, he was granted 205,615 shares (pre-split) of restricted Rule 144 common stock valued at $118,813 for a bonus earned through May 31, 2000. As of November 30, 2000, he had earned an additional 289,521 shares (pre-split) of restricted Rule
144 common stock valued at $67,068 for a bonus earned during the third and fourth quarter of fiscal 2000. This amount was included in accounts payable and accrued expenses in the November 30, 2000 consolidated balance sheet.

Common Stock for Services Issued to Employees and
Consultants
-------------------------------------------------

During the year ended November 30, 2001, we issued
2,032,240 shares (pre-split) of restricted Rule 144 common stock valued at $101,612 to an employee in payment

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 13.	COMMON STOCK (Continued)

Common Stock for Services Issued to Employees and
Consultants (Continued)
-------------------------------------------------

of salary owed to him. Of this amount, $79,236 related to services performed during the prior fiscal year.

During the year ended November 30, 2001, we issued a total of 1,481,097 shares (pre-split) of common stock for services rendered valued at $51,708. Of this amount, $7,822 related to services performed during the prior fiscal year.

During the year ended November 30, 2000, we issued a total of 4,406,313 shares (pre-split) of common stock for services rendered and to be rendered valued at $2,620,820. Of this amount, $44,280 related to services performed during the prior year and $382,049 relates to services to be performed in a future period.

Common Stock in lieu of loan repayment
--------------------------------------

During the year ended November 30, 2001, we issued
4,800,000 shares (pre-split) to a creditor in repayment of $120,000 against a subordinated note payable. The price of our common stock on the date of issuance of the shares was $0.05. Accordingly, interest expense of $120,000 was recognized for the difference between the value of the shares on that date ($240,000) and the $120,000. See Note 12.

Private Placements of Common Stock
----------------------------------

During the year ended November 30, 2000, we issued a total of 1,721,000 shares (pre-split) of common stock for total gross proceeds of $906,000 in private transactions to accredited investors. Of the total consideration of $906,000, $265,000 was received during the prior year.

Exercise of Options
-------------------

During the year ended November 30, 2000, an employee exercised 100,000 (pre-split) $.10 options and received
100,000 (pre-split) shares of Company common stock in exchange for $10,000.

Share Exchange Agreements
-------------------------

During the year ended November 30, 2000, we entered into two consulting and/or strategic alliance agreements with two entities providing for an exchange of shares between INFe and the respective entities as follows:

*  In the first agreement, we agreed to exchange 300,000
   shares (pre-split) of our common stock for 4,307,692 shares of common stock of the other entity. This transaction was valued at $336,000. Subsequently, INFe and the entity entered into another agreement rescinding the first agreement. Accordingly, we returned the 4,307,692 shares to the entity and the entity returned the 300,000 shares (pre-split) to us.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 13.  COMMON STOCK (Continued)

Share Exchange Agreements (Continued)
-------------------------

* In the second agreement, we exchanged 200,000 shares (pre-split) of our common stock for 200,000 common shares of the entity. This transaction was valued at $239,020, the estimated fair value of our common stock as of the date of the transaction.

Purchase of Internal Use Software Through Issuance of
Common Stock
-----------------------------------------------------

During the year ended November 30, 2000, we purchased software for internal use through the issuance of 107,471 shares (pre-split) of our common stock valued at $92,813.
The software is being amortized over three years.


NOTE 14.  STOCK OPTIONS

All options numbers and amounts have been restated to reflect the 1 for 4 reverse split discussed in Note 1.

In December 1999, our Board of Directors authorized the adoption of a Stock Option Plan. We have not yet taken the steps necessary to formalize this action by means of a written document. Our Board of Directors authorized
250,000 options to be subject to this plan when it is formalized.

During the year ended November 30, 2000, we issued 898,750 options to employees. These options were at the closing price of our common stock at the date of grant, except for 25,000 options to an employee that were granted at $0.4 per share. All of the employees' options expire over a five-year period. No employee options were granted during the year ended November 30, 2001.

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

Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation", requires us to provide pro forma information regarding net income
(loss) and earnings (loss) per share as if compensation cost for our employee stock options has been determined in accordance with the fair value based method prescribed in SFAS 123.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; expected life of 5 to 7 years; 260% expected volatility, and 6.5% risk free interest.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 14.  STOCK OPTIONS (Continued)

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

Under the accounting provision of SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                        Year Ended      Year Ended       Year Ended
                       November 30,    November 30,     November 30,
                           2001            2000             2000
                       ------------    ------------     ------------
                                       (As Reported)    (As Restated)

  As reported          $          -    $ (1,933,840)    $ (1,933,840)
                                       ============     ============

  Pro forma            $          -    $ (2,573,952)    $ (2,573,952)
                                       ============     ============
Net loss per share
  - basic and diluted:
    As reported        $          -        $(.13)           $(.54)
                                           =====            =====

    Pro forma          $          -        $(.19)           $(.60)
                                           =====            =====



A summary of the status of options granted as of November
30, 2001and 2000 and changes during the years then ended are presented below:


                                November 30, 2001       November 30, 2000
                                -----------------       -----------------
                                         Weighted                Weighted
                                          Average                 Average
                                         Exercise                Exercise
                                Shares     Price        Shares     Price
                                -------  --------       -------  --------

Balance at beginning of year    873,750  $ 1.8623             -
Options granted                       -                 898,750  $ 1.8216
Options exercised                     -                 (25,000) $ 0.4000
Options expired                       -                       -
                                -------  --------       -------  --------
Balance at end of year          873,750  $ 1.8623       873,750  $ 1.8623
                                =======  ========       =======  ========


Options granted during the
 year at exercise Prices which
 equal to or exceed market
 Value of stock at date of
 grant:
   Weighted average exercise
   price                              -         -       873,750  $ 1.8623
   Weighted average fair value        -         -       873,750  $ 1.8494
Options granted during the year
  at exercise Prices below
  market price of stock at
  date of grant:
   Weighted average exercise
   price                              -         -        25,000  $  .4000
   Weighted average fair value        -         -        25,000  $  .4000



              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 14.   STOCK OPTIONS (Continued)

                          Options Outstanding                  Options Exercisable
                          -------------------                  -------------------
                   Weighted
                    Number            Average      Weighted      Number        Weighted
    Range of     Outstanding at      Remaining     Average    Exercisable at   Average
    Exercise      November 30,     Contractural    Exercise    November 30,    Exercise
     Prices          2001              Life          Price        2001          Price
    --------     --------------    ------------    --------   --------------   --------

$0.0400-$0.4000      15,000            4.0         $0.3752       15,000        $0.3752
$1.6000-$1.8752     818,780            4.5         $1.8752      568,750        $1.8752
$2.0000-$2.2500      40,000            4.6         $2.1563       30,000        $1.4271
                    -------                                     -------
                    873,750            4.5         $1.8623      613,750        $1.8166
                    =======                                     =======




NOTE 15.  COMMITMENTS AND OTHER MATTERS


Lease Commitments
-----------------


	We sub-lease our facilities under an operating lease which expires on September 30, 2002. The lease provides for monthly payment of $3,521.

	Rent expense for the fiscal years ended November 30, 2001 and 2000 was $84,385 and $109,495, respectively.

Employment Agreement
--------------------

	During 2000, we entered into various employment agreements with certain management personnel. The agreements were to expire through 2003 and provided for approximate annual salaries as follows:


    Year ending November 30 :

    2001                            $ 364,000
    2002                              105,000
    2003                               47,000
                                    ---------
                                    $ 516,000
                                    =========

These agreements provided for, among other things, for up to 435,000 options to purchase Company common stock (pre-split) to be issued, 100,000 shares (pre-split) of our common stock to be issued and incentive compensation to be paid as defined.

All of these agreements were terminated during fiscal
2001.

	In addition, during 2000, we entered into an employment agreement with our President and CEO, which expires in the year 2002 and provides for an annual salary of $200,000.

	The agreement also provides, among other things, for up to 3,000,000 options (pre-split) to purchase Company common stock to be issued, and a quarterly bonus of 3%

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 15.  COMMITMENTS AND OTHER MATTERS (Continued)

Employment Agreement (Continued)
--------------------

of our market capitalization measured at the end of each three month period, divided by 4 (four), and paid in restricted shares at a 20% discount to the bid price averaged over the previous 15 days.

Other Matter
------------

We have received a letter of inquiry from the Securities and Exchange Commission regarding various issues. We have engaged legal counsel, gathered the requested information and documents, and responded in a timely manner.


NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended November 30, 2001 and 2000 is as follows:


                                                               2001        2000
                                                            ---------    ---------

Interest paid during the period                             $       -    $  11,953
                                                            =========    =========

Non-Cash Investing and Financing Activities:
   Stock issued for services to be received                 $       -    $ 137,049
                                                            =========    =========
   Purchase of assets through issuance of common stock:
      ClubComputer.com, Inc.                                $       -    $ 597,800
                                                            =========    =========
      Exposure4u                                            $       -    $  13,281
                                                            =========    =========

   Stock issued in exchange for investments                 $       -    $ 239,020
                                                            =========    =========
   Stock issued as a reduction of the liability for
     stock to be Issued                                     $ 106,914    $ 309,280
                                                            =========    =========

   Purchase of internal use software through issuance
     of stock                                               $       -    $  92,813
                                                            =========    =========

   Stock received in satisfaction of trade account
     receivable and note receivable                         $  70,000    $  45,000
                                                            =========    =========

   Stock issued for services rendered to third party        $       -    $  15,000
                                                            =========    =========

   Stock issued in repayment of subordinated note payable   $ 120,000    $       -
                                                            =========    =========

   Stock issued as a reduction of accrued payroll           $  79,236    $       -
                                                            =========    =========

   Receipt of securities in satisfaction of loan
     receivable                                             $       -    $  12,500
                                                            =========    =========

   Stock issued in lieu of interest expense                 $ 120,000    $       -
                                                            =========    =========




NOTE 17.  INCOME TAXES

We follow SFAS No. 109, "Accounting For Income Taxes."
SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carryforwards, and tax credit carry-forwards existing at November 30, 2001.

A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 17.  INCOME TAXES (Continued)

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

	The components of our provision (benefit) for income taxes, for the fiscal years ended 2001 and 2000 are as follows:


                                         2001           2000
                                     -----------    -----------
Current
   Federal                           $         -    $         -
   State                                       -              -
                                     -----------    -----------
   Total benefit for income taxes    $         -    $         -
                                     ===========    ===========

Deferred:
   Federal                           $   544,959    $  (544,959)
   State                                  48,000	(48,000)
                                     -----------    -----------
   Total benefit for income taxes    $   592,959    $  (592,959)
                                     ===========    ===========


	A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:



                                            2001           2000
                                        -----------    -----------

Tax provision at the statutory rate
  of 34%                                $(1,125,500)   $  (859,000)
State income taxes, net of federal
  income tax                               (100,000)       (76,000)
Change in valuation allowance             2,758,000        494,306
Other, net                                 (939,541)      (152,265)
                                        -----------    -----------
                                        $   592,959    $  (592,959)
                                        ===========    ===========

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000



NOTE 17.  INCOME TAXES (Continued)

Deferred tax assets and liabilities at November 30, 2001 and 2000 were approximately as follows:

                                                2001          2000
                                            -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards         $ 2,500,000    $ 1,252,000
   Reserve for uncollectibles                    75,000         75,000
   Accrual to cash conversion                   497,000        173,000
   Unrealized losses on securities              593,000              -
                                            -----------    -----------
      Gross deferred tax assets               3,665,000      1,500,000

Deferred tax liabilities:
   Unrealized gains on securities                     -       (593,000)
                                                           -----------
                                                               907,000

Valuation allowance                          (3,665,000)      (907,000)
                                            -----------    -----------
      Net deferred taxes                    $         -    $         -
                                            ===========    ===========



As of November 30, 2001, we estimate that we have net operating loss carryforwards of approximately $7,352,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of approximately $3,665,000, which related to the net operating losses and other temporary differences, has been established.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on a corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carryforwards, when realized, relate to stock options deductions, the resulting benefits will be credited to stockholders' equity.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000




NOTE 18.  NET LOSS PER COMMON SHARE

	The following table sets forth the computation of basic and diluted net loss per common share for the years ended
November 30, 2001 and 2000.

                             Year Ended      Year Ended       Year Ended
                            November 30,    November 30,     November 30,
                                2001            2000             2000
                            ------------    ------------     ------------
                                            (As Reported)    (As Restated)

Numerator for basic and
  diluted loss per share
  -  net loss               $ (3,903,175)   $ (1,933,840)    $ (1,933,840)
                            ============    ============     ============

Denominator for basic and
  diluted loss per share
  -  Weighted average
     shares                    6,363,046      14,365,798        3,591,450
                            ============    ============     ============

Basic and diluted net loss
per common share            $       (.61)   $       (.13)    $       (.54)
                            ============    ============     ============




NOTE 19.  SEGMENT INFORMATION

The Company's reportable operating segments include INFE-
Ventures, INFE-Technologies, INFE-Human Resources and INFE-
Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. This division also operated ClubComputer.com, Inc. an Internet based business to consumers of computer hardware and software products.
INFE-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through ITCareerNET.com, an online technology recruiting service. INFE-Relations provides investor and public relations services.

The Company allocates cost of revenues and direct operating expenses to these segments.

During the year ended November 30, 2000, the Company operated the IT Staffing division, which provided human resources and staffing services, and the management consulting divisions. During 2000, the Company did not allocate operating expenses to the divisions, and did not allocate assets, other than fixed assets and intangible assets.

	Operating segment data for the years ended November 30, 2001 and 2000 is as follows:

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 19.  SEGMENT INFORMATION (Continued)



                                                              INFE-         INFE-
                                     INFE-        INFE-       Human         Human
                                   Ventures   Technologies   Resources     Relations     Corporate     Total
                                  ----------  ------------  -----------  -------------  -----------  ----------

Year ended November 30, 2001:
  Revenue                         $        -  $          -  $    17,506  $      41,992  $    39,000  $   98,498
  Direct costs of
    revenue                                -             -        3,792          6,100       13,600      23,492
                                  ----------  ------------  -----------  -------------  -----------  ----------
  Gross margin                    $        -  $          -  $    13,714  $      35,892  $    25,400  $   75,006
                                  ==========  ============  ===========  =============  ===========  ==========
  Depreciation and
    amortization                  $        -  $    152,546  $    24,898  $           -  $    53,771  $  231,215
                                  ==========  ============  ===========  =============  ===========  ==========

  Total Assets                    $        1  $   (542,690) $  (153,385) $     (12,857) $   986,604  $  277,670
                                  ==========  ============  ===========  =============  ===========  ==========
   Capital
    Expenditures                  $        -  $          -  $    24,851  $           -  $         -  $   24,851
                                  ==========  ============  ===========  =============  ===========  ==========


                                      IT       Management       Club
                                   Staffing    Consulting   Computer.com   Corporate      Total
                                  ----------  ------------  -----------  -------------  -----------

Year ended November 30, 2000:
  Revenue                         $  276,827  $  1,267,434  $         -  $           -  $ 1,544,261
  Direct costs of
    revenue                          185,518             -            -              -      185,518
                                  ----------  ------------  -----------  -------------  -----------
  Gross margin                    $   91,309  $  1,267,434  $         -  $           -  $ 1,358,743
                                  ==========  ============  ===========  =============  ===========

  Depreciation and
    amortization                  $        -  $          -  $   116,239  $      92,643  $   208,882
                                  ==========  ============  ===========  =============  ===========
  Total Assets                    $        -  $          -  $   481,561  $   3,309,369  $ 3,790,930
                                  ==========  ============  ===========  =============  ===========
  Capital
   Expenditures                   $        -  $          -  $   597,800  $     128,758  $   726,558
                                  ==========  ============  ===========  =============  ===========




	During the fiscal year ended November 30, 2001, sales to three customers amounted to 25%, 23% and 14% of our total revenue, respectively. During the fiscal year ended
November 30, 2000, sales to two customers accounted for 55% and 15% of our total revenue, respectively.

NOTE 20.   SUBSEQUENT EVENTS

* On December 19, 2001, INFe entered into a consulting agreement with Arthur D. Viola (d.b.a. Daniels Corporate Advisory Company) whereby Mr. Viola will be retained as an Independent Contractor to structure, finance and ultimately manage a PEO Roll-up within the human resource subsidiary. Mr. Viola will earn and receive a "sign-on" bonus of 400,000 free-trading shares of INFe's stock. Additionally, Mr. Viola will invest $37,500 (through the purchase of 150,000 free-trading shares of INFe), in order to provide necessary working capital to commence the registration of that subsidiary. Upon this investment, Mr. Viola will become a 100% shareholder of INFe - Human Resources, which will become a spin-off company. Once the deal gets structured with the PEO, Mr.

              INFE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 2001 AND 2000


NOTE 20.  SUBSEQUENT EVENTS (Continued)


Viola and the owners of the acquired company and any investors will own 80% of the company and the remaining 20% of the company will be owned by INFe.

*  INFe was recently authorized as a  value-added reseller
   (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment with annual revenue in excess of $500,000,000. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate a significant sales volume through this relationship. INFe has received purchase orders from its customers for more than $6 million of Riverstone equipment, which INFe believes, will be shipped and recorded as sales during March 2002.

* Through February 2002, INFe has signed three new clients and have several more under negotiations, which will provide significant revenues for the first half of 2002 for our INFe-Ventures, Inc. subsidiary.