Form 10QSB
period 2002-02-28
INFE COM INC
filed 2002-04-19
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 2002
                                          -----------------

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

                     Yes      X                No
                          ---------                ----------
Number of shares outstanding of the issuer's common stock, as of February 28, 2002

Common Stock, par value $.0001 per share                7,800,082
----------------------------------------      ----------------------------
                Class                         Number of shares outstanding

                                  INFE, INC.

                                 FORM 10-QSB

                  FOR THE QUARTER ENDED FEBRUARY 28, 2002

                              TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                         PAGE NO.

 ITEM 1  Condensed Consolidated Financial Statements
           Balance Sheets as of February 28, 2002 (Unaudited)
           and November 30, 2001                                           2

         Unaudited Statements of Operations and Comprehensive
           Loss for the three months ended February 28, 2002
           and 2001                                                        3

         Unaudited Statements of Cash Flows for the three
           months ended February 28, 2002 and 2001                         4

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     5

 ITEM 2  Management's discussion and analysis of financial
         condition and results of operations                               11

PART II	OTHER INFORMATION

 ITEM 1  Legal Proceedings                                                 15

 ITEM 2  Changes in securities                                             15

 ITEM 3  Defaults Upon Senior Securities                                   15

 ITEM 4  Submission of Matters to a Vote of Security Holders               15

 ITEM 5  Other Information                                                 15

 ITEM 6  Exhibits                                                          15

SIGNATURES                                                                 15

                       INFE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 February 28,     November 30,
                                                    2002              2001
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

Current Assets:
  Cash                                           $     12,049     $     22,294
  Investments - trading securities                     45,967           91,715
                                                 ------------     ------------
          Total current assets                         58,016          114,009

Available For Sale Securities                           9,911            9,911
                                                 ------------     ------------

        Total current assets and available
        for sale securities                            67,927          123,920

Property and Equipment                                216,853           78,790

Intangible Assets                                      45,416           52,168

Other Assets                                           22,792           22,792
                                                 ------------     ------------
                                                 $    352,988     $    277,670
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses          $    777,180     $    695,709
  Payroll taxes payable                               261,992          255,292
  Due to related parties                               94,194          109,838
  Loan payable                                         37,500
  Notes payable                                        50,000           50,000

        Total current liabilities                   1,220,866        1,110,839
                                                 ------------     ------------

Subordinated Note Payable                             119,890          119,890
                                                 ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred Stock                                           -                -
  Common stock                                            780              680
  Additional paid-in-capital                        6,613,450        6,357,550
  Deficit                                          (7,601,998)      (7,311,289)
                                                 ------------     ------------
                                                     (987,768)        (953,059)
                                                 ------------     ------------
                                                 $    352,988     $    277,670
                                                 ============     ============




             See notes to condensed consolidated financial statements

                         INFE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

                                 (Unaudited)


                                                           2002          2001
                                                       -----------    -----------
REVENUE                                                $    78,000    $    28,699

COSTS AND EXPENSES:
  Direct costs of revenue                                     -             4,892
  Selling, general and administrative                      301,549        594,344
  Depreciation and amortization                             27,341         70,434
                                                       -----------    -----------
                                                           328,890        669,670
                                                       -----------    -----------
  Income (loss) from operations                           (250,890)      (640,971)
                                                       -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                                5             15
  Interest expense                                          (4,497)        (6,661)
  Realized gain on investments                               1,303          3,847
  Unrealized loss on trading securities
    investments                                            (36,630)       (23,418)
                                                       -----------    -----------
                                                           (39,819)       (26,217)
                                                       -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (290,709)      (667,188)

INCOME TAX EXPENSE                                               -       (208,669)
                                                       -----------    -----------

NET INCOME (LOSS)                                         (290,709)      (875,857)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss, net of deferred
    income tax benefit of $208,669                               -       (355,302)
                                                       -----------    -----------

COMPREHENSIVE LOSS                                     $  (290,709)   $(1,231,159)
                                                       ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $     (0.04)             -
                                                       ===========    ===========

  As previously reported for 2001                                -    $     (0.05)
                                                       ===========    ===========

  As restated for 2001                                           -    $     (0.21)
                                                       ===========    ===========





             See notes to condensed consolidated financial statements

                         INFE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

                                    (Unaudited)


                                                              2002          2001
                                                          -----------   -----------
Cash Flows from Operating Activities:
  Net loss                                                $  (290,709)  $  (875,857)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
        Depreciation and amortization                          27,341        70,434
        Deferred income taxes                                       -       208,669
        Realized gain on investments                           (1,303)       (3,847)
        Unrealized holding loss on investments                 36,630        23,418
        Stock issued in lieu of cash for services             150,000        12,847
        Stock to be issued in lieu of cash for services        16,380             -
        Changes in operating assets and liabilities:
           Decrease in accounts receivable                          -        13,793
           Decrease in prepaid expenses                             -           677
           Decreased in deferred charges                            -        84,299
           Increase in accounts payable and accrued
             expenses                                          90,791       320,517
           Decrease in deferred revenue                             -        (9,884)
                                                          -----------   -----------
                Net cash provided by (used in) operating
                activities                                     29,130      (154,934)
                                                          -----------   -----------

Cash Flows from Investing Activities:
  Proceeds from sale of investments                            10,421        74,287
  Web-site development                                        (71,652)            -
  Deposit                                                           -       (15,305)
                                                          -----------   -----------
              Net cash provided by (used in)
              investing activities                            (61,231)       58,982
                                                          -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from short-term loans                               37,500             -
  Proceeds from loans from related parties                                  115,260
  Repayment of loans from related parties                     (15,644)      (14,314)
  Payment of capital lease obligations                              -        (1,593)
                                                          -----------   -----------
              Net cash provided by financing
              activities                                       21,856        99,353
                                                          -----------   -----------

Net Increase (Decrease) in Cash                               (10,245)        3,401

Cash, Beginning                                                22,294         3,481
                                                          -----------   -----------
Cash, Ending                                              $    12,049   $     6,882
                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                         $         -   $         -
                                                          ===========   ===========

  Non-Cash Investing and Financing Activities:
    Stock issued as a reduction of the liability
      for stock to be issued                              $     5,000   $    19,489
                                                          ===========   ===========
    Stock received in satisfaction of trade accounts
      receivable                                          $         -   $    70,000
                                                          ===========   ===========
    Stock issued in connection with web-site
      development                                         $    87,000   $         -
                                                          ===========   ===========

     Stock issued against accrued expenses                $    14,000   $         -

                                                          ===========   ===========




             See notes to condensed consolidated financial statements

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002
                                 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of February 28, 2002, the condensed consolidated statements of operations for the three months ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended February 28, 2002 and 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2002 and for all periods presented, have been made.

	Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's November 30, 2001 Form 10-KSB. The results of operations for the three-month period ended February 28, 2002 are not necessarily indicative of the operating results for the full year.

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

        February 28, 2001's weighted average number of common share outstanding and net income (loss) per share were restated to reflect the 1 for 4 reverse split discussed above. See Note 9.

NOTE 3. GOING CONCERN CONSIDERATIONS

        The accompanying condensed consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles, which assume the continuity of INFE as a going concern. However, we have incurred net losses in the first three months of fiscal 2002, and have an accumulated deficit as of February 28, 2002 of approximately $7,602,000. In addition, we have not remitted payroll taxes on a timely basis during the third and fourth quarters of 2000 and the first and second quarters of 2001. See note 4.

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002
                                 (Unaudited)


	These conditions raise substantial doubt as to the ability of INFe to continue as a going concern. Management has formulated and is in the process of implementing a business plan intended to develop new and increased revenues and gross profit in the various areas of operation.
This plan includes the following, subject to obtaining financing:

        *   Signing new clients for our INFe-Ventures, Inc. subsidiary.
        * In December 2001, we reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of
            Professional Employer Organization (PEO).   This subsidiary will
            than be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during mid-year 2002.
        * We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.
        * We were recently authorized as a value-added reseller for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship.
        * The new VentureClub website will be launched during mid-year 2002 to assist emerging companies to locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub's operations are expected to provide a significant revenue stream for INFe.
        * INFe's wholly-owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company.

Summary

	Presently, we cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.


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

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002
                                 (Unaudited)



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

The following is a summary of our investment securities at February 28, 2002:

                                       Cumulative  Cumulative
                                          Gross      Gross
                                       Unrealized  Unrealized   Estimated
                             Cost         Gains      Losses     Fair Value
                             ----         -----      ------     ----------
Trading equity securities  $  82,597    $      -  $ (36,630)   $   45,967
                           =========    ========  =========    ==========

Available-for-sale
 equity securities$            9,911    $      -  $       -    $    9,911
                           =========    ========  =========    ==========

        There were no proceeds from sales of available-for-sale securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the three months ended February 28, 2002 and 2001, respectively.

        There were no unrealized holding gains or losses on available-for-sale securities during the three months ended February 28, 2002. The change in net unrealized holding gain, net of deferred benefit, included in other comprehensive income, amounted to $355,302 for the quarter ended February 28, 2001.


NOTE 6. RELATED PARTY TRANSACTIONS

        As of November 30, 2001, we owed our President and CEO $98,707. During the quarter ended February 28, 2002, we repaid him $15,644, resulting in a balance of $ 83,063 as of February 28, 2002.

        During the quarter ended February 28, 2002, our President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $16,380 as a bonus for the quarter.

NOTE 7. NOTES PAYABLE

        During fiscal 2001, we borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11, 2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on August 31, 2001 and is now in default.

 Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note was due on October 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Accrued interest on the notes, including late fees, amounted to $8,850 on February 28, 2002 and is included in accrued expenses. Interest expense was $1,500 for the three months ended February 28, 2002.

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002

        As an inducement to offer these loans, we agreed to issue 200,000 shares of the Company's common stock to the third party. The shares were valued at the closing price of the Company's common stock on the dates of the notes, which was $0.05. Accordingly, interest expense of $10,000 was charged to operation, with the offset included accounts payable and accrued expenses at November 30, 2001. During the quarter ended February 28, 2002, we issue 100,000 shares of the 200,000 due to the third party. See Note 8.


NOTE 8. COMMON STOCK

        Common Stock Issued  for Services

        During the quarter ended February 28, 2002, our President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $16,380 as a bonus for the quarter. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

        During the quarter ended February 28, 2001, our President and CEO earned 118,084 shares of restricted Rule 144 common stock value at $15,349
as a bonus for the quarter.    These shares were issued during fiscal 2001.
In addition, he was compensated for services rendered by the granting of 62,500 shares of restricted Rule 144 stock.

        During the quarter ended February 28, 2002, we issued a total of 400,000 shares of common stock for services rendered valued at $164,000. Of this amount, $14,000 related to services performed during the prior fiscal year.

        During the quarter ended February 28, 2001,we issued a total of 170,650 shares of common stock for services rendered valued at $32,336. Of this amount, $19,489 related to services performed during the prior fiscal year.

        Common Stock Issued  in Connection with Notes Payable

        During the quarter ended February 28, 2002, we issued
100,000 shares valued at $5,000 to a third party in connection with two notes payable. See Note 7. This amount was previously included in accounts payable and accrued expenses at November 30, 2001.

        Common Stock Issued in Connection with Web Site Development

        During the quarter ended February 28, 2002, we issued 300,000 shares valued at $87,000 in connection with the proprietary software and website content development of ITCareer.NET.

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002



NOTE 9. NET LOSS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net loss per common share for the three months ended February 28, 2002 and 2001. The 2001 numbers were restated to reflect the 1 for 4 reverse split discussed in Note 2.


                                                           February 28,   February 28,
                                          February 28,        2001            2001
                                             2002         (As Reported)    (Restated)
                                          -----------     -------------   ------------
Numerator for basic and diluted
loss per share -  net loss                $ (290,709)      $ (875,857)    $ (875,857)
                                          ==========       ==========     ==========

Denominator for basic and diluted
loss per share - Weighted average shares   7,277,860       16,360,987      4,090,247
                                          ==========       ==========     ==========

Basic and diluted net loss per
common share                              $    (0.04)      $    (0.05)    $    (0.21)
                                          ==========       ==========     ==========




NOTE 10. CONSULTING AGREEMENT

        On December 19, 2001, INFe entered into a consulting agreement with Arthur D. Viola (d.b.a. Daniels Corporate Advisory Company) whereby Mr. Viola was retained as an Independent Contractor to structure, finance and ultimately manage a PEO Roll-up within the human resource subsidiary. Mr. Viola earned and received a "sign-on" bonus of 400,000 free-trading shares of INFe's stock valued at $136,000, based on the closing price of Infe common stock on the date of the agreement. Additionally, Mr. Viola lent $37,500 to the Company, in order to provide necessary working capital to commence the registration of that subsidiary. Upon this investment, Mr. Viola became a 100% shareholder of INFe - Human Resources, which will become a spin-off company. Once the deal gets structured with the PEO, Mr. Viola and the owners of the acquired company and any investors will own 80% of the company and the remaining 20% of the company will be owned by INFe.

NOTE 11. VALUE-ADDED RESELLER (VAR) AGREEMENT

        INFe was recently authorized as a value-added reseller (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship. INFe has received purchase orders from its customers for more than $6 million of Riverstone equipment, which INFe believes, will be shipped and recorded as sales during the second quarter of 2002. During the quarter ended February 28, 2002, the Company earned $75,000 in connection with this agreement.

                                 INFE, INC.
       NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              February 28, 2002


NOTE 12. SEGMENT INFORMATION

        The Company's reportable operating segments include INFE-Ventures, INFE-Technologies, INFE-Human Resources and INFE-Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. INFE-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through ITCareerNET.com. INFE-Relations provides investor and public relations services.

        The Company allocates cost of revenues and direct operating expenses to these segments.

        Operating segment data for the three months ended February 28, 2002 and 2001 is as follows:

                                 Three Months Ended     Three Months Ended
                                  February 28, 2002      February 28, 2001
                                 ------------------     ------------------
                                      Net Loss               Net Loss
                                       Before                 Before
                        Revenue    Income Taxes   Revenue   Income Taxes
                        -------    ------------   -------   ------------

Corporate              $ 75,000   $ (262,754)    $       -   $ (481,222)

INFE-Ventures             3,000      (14,650)            -            -

INFE-Technologies             -         (854)            -     (105,178)

INFE-Human Resources          -      (12,271)       10,947      (51,358)

INFE-Relations                -         (180)       17,752      (29,430)
                       --------   ----------     ---------   ----------

Total                  $ 78,000   $ (290,709)    $  28,699   $ (667,188)
                       ========   ==========     =========   ==========

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

Results of Operations
---------------------

Three Months Ended February 28, 2002 and 2001

	Revenues for the three months ended February 28, 2002 increased by $49,301 or 172%, to $78,000 from $28,699 for the three months ended February 28, 2001. The increase was largely attributable to revenue earned under the VAR agreement.

        Cost of revenues decreased by $4,892 or 100% in the first quarter of fiscal 2002 from $4,892 for the corresponding period in fiscal 2002. Cost of revenues was insignificant during the first quarter of 2002.

	Selling, general and administrative expenses decreased by $292,795, or 49%, to $301,549 in the three months ended February 28, 2002, from $594,344 for the three months ended February 28, 2001. This decrease is primarily due to a reduction in staff and consultants, resulting in a decrease in compensation expense, employee benefits , consulting expense and rent.

	Depreciation and amortization decreased by $43,093 to $27,341 in the three months ended February 28, 2002, from $70,434 for the three months ended February 28, 2001. This decrease was mostly due to the write-off of ClubComputer during fiscal 2001, slightly offset by the addition of fixed assets during the first quarter of fiscal 2002.

	Unrealized losses on trading securities increased by $13,212 or 56% from $23,418 during the three months ended February 28, 2001 to $36,630 during the three months ended February 28, 2002, as a result of decline in market price of trading securities.

	Interest expense decreased by $2,164 or 32% from $6,661 in the three months ended February 28, 2001 to $4,497 in the three months February 28, 2002. This decrease in mostly due to a reduction in the subordinated note payable, slightly offset by interest on the $50,000 notes payable.

	Net unrealized holding losses, net of deferred income tax benefit, decreased by $355,302 or 100% during the quarter ended February 28, 2002, as a result of a substantial decrease in our available-for-sale securities.

                                 INFE, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              February 28, 2002

Liquidity and Capital Resources
-------------------------------

Accumulated Deficit

	Accumulated deficit at February 28, 2002, was approximately $7,602,000 compared to accumulated deficit of approximately $7,311,000 at November 30, 2001. The increase in accumulated deficit was due to net losses of approximately $291,000 for first quarter of fiscal 2002.

      We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

      As of February 28, 2002, we had the following financing arrangements in place:

  *  A loan payable to our President and CEO of approximately $83,000;

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

    * We have commenced sales for our investor public relations services under our INFe- Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

    * We were recently authorized as a value-added reseller (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship. We have received

                                 INFE, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              February 28, 2002

       purchase orders from our customers for over $6 million of Riverstone equipment, which we believe, will be shipped and recorded as sales during the second quarter of 2002.

    * The new VentureClub website will be launched during mid-year 2002 2002 to assist emerging companies to locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub's operations are expected to provide a significant revenue stream for INFe.

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

    * The Letter of Intent with Voice Communication, Inc. (VCI) has expired. The Company is the process of re-negotiating a new letter of intent with VCI.

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

	None

ITEM 5. OTHER INFORMATION

	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	None




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INFE.COM, INC.
                                    (Registrant)


Date: April 18, 2002                /s/ Tom Richfield
                                    --------------------------------------
                                    Tom Richfield, Chief Executive Officer