Form 10QSB
period 2002-05-31
INFE COM INC
filed 2002-07-23
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2002

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                         Commission File Number 000-28729

                                 INFE, INC.
                                 ----------
         (Exact name of registrant as specified in its charter)

        FLORIDA                                   11-3144463
  ---------------------                   ------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

   7787 Leesburg Pike #200
      Falls Church, VA                             22043
------------------------------                   ----------
(Address of principal executive offices)         (Zip Code)

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

                Yes      X                No
                      ---------               _________

Number of shares outstanding of the issuer's common stock, as of May 31, 2002

Common Stock, par value $.0001 per share            9,768,865
----------------------------------------    ----------------------------
                Class                       Number of shares outstanding

                                 INFE, INC.

                                FORM 10-QSB

                    FOR THE QUARTER ENDED MAY 31, 2002

                             TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                       PAGE NO.

  ITEM 1   Condensed Consolidated Financial Statements
           Condensed Consolidated  Balance Sheets as of May 31, 2002
           (Unaudited) and November 30, 2001                              2
           Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the six months ended May 31,
           2002 and 2001                                                  3
           Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the three months ended May 31,
           2002 and 2001                                                  4
           Unaudited Condensed Consolidated Statements of Cash
           Flows for the six months ended  May 31, 2002 and 2001          5
           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                    6
  ITEM 2   Management's discussion and analysis of financial
           condition and results of operations                           11

PART II	OTHER INFORMATION

  ITEM 1   Legal Proceedings                                             15

  ITEM 2   Changes in securities                                         15

  ITEM 3   Defaults Upon Senior Securities                               15

  ITEM 4   Submission of Matters to a Vote of Security Holders           15

  ITEM 5   Other Information                                             15

  ITEM 6   Exhibits                                                      15

SIGNATURES                                                               15

                          INFE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     May 31,     November 30,
                                                      2002           2001
                                                      ----           ----
                                                    (Unaudited)

ASSETS

Current Assets:
  Cash                                            $    2,763     $   22,294
  Investments - trading securities                   312,952         91,715
                                                  ----------     ----------
        Total current assets                         315,715        114,009

Available For Sale Securities                          6,915          9,911
                                                  ----------     ----------
        Total current assets and available
          for sale securities                        322,630        123,920

Property and Equipment                               197,819         78,790

Intangible Assets                                     41,771         52,168


Other Assets                                          22,792         22,792
                                                  ----------     ----------

                                                  $  585,012     $  277,670
                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses           $  984,352     $  695,709
  Payroll taxes payable                              268,542        255,292
  Due to related parties                              89,194        109,838
  Notes payable                                      182,500         50,000
                                                  ----------     ----------

        Total current liabilities                  1,524,588      1,110,839
                                                  ----------     ----------

Subordinated Note Payable                            119,890        119,890
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, 20,000,000 authorized
  and none outstanding or outstanding                    -              -
  Common stock, 9,768,865 and 7,268,865
     shares issued and outstanding at                    977            727
     May 31, 2002 and November 30, 2001,
     respectively
  Additional paid-in-capital                       6,793,753      6,357,503
  Stock issued and held as collateral by
  note holder                                       (135,000)           -
  Deficit                                         (7,719,196)    (7,311,289)
                                                  ----------     ----------
                                                  (1,059,466)      (953,059)
                                                  ----------     ----------

                                                  $  585,012     $  277,670
                                                  ==========     ==========


            See notes to condensed consolidated financial statements.

                            INFE, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                    THREE MONTHS ENDED MAY 31, 2002 AND 2001

                                 (Unaudited)

                                                            2002         2001
                                                            ----         ----

REVENUE                                                 $  331,477     $     8,050

COSTS AND EXPENSES:
  Direct costs of revenue                                      -             1,500
  Selling, general and administrative                      386,268         287,370
  Depreciation and amortization                             27,341          70,166
                                                        ----------     -----------
                                                           413,609         359,036
                                                        ----------     -----------

  Income (loss) from operations                            (82,132)       (350,986)
                                                        ----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                                              -                18
  Interest expense                                          (6,555)         (5,997)
  Realized gain (loss) on investments                          -            (3,206)
  Unrealized loss on trading securities
     and available for sale securities                     (28,511)       (102,765)
                                                        ----------     -----------
                                                           (35,066)       (111,950)

INCOME (LOSS) BEFORE INCOME TAXES                         (117,198)       (462,936)

INCOME TAX EXPENSE                                             -               -
                                                        ----------     -----------

NET INCOME (LOSS)                                         (117,198)       (462,936)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss, net of deferred
     income tax benefit of $208,669                            -        (1,102,992)
                                                        ----------     -----------
COMPREHENSIVE LOSS                                      $ (117,198)    $(1,565,928)
                                                        ==========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $   (0.01)     $     (0.11)
                                                        =========      ===========




            See notes to condensed consolidated financial statements.

                         INFE, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  SIX MONTHS ENDED MAY 31, 2002 AND 2001

                                (Unaudited)

                                                     2002       2001
                                                     ----       ----

REVENUE                                          $  409,477   $   36,749

COSTS AND EXPENSES:
  Direct costs of revenue                               -          6,393
  Selling, general and administrative               687,817      881,710
  Depreciation and amortization                      54,682      140,600
                                                 ----------   ----------
                                                    742,499    1,028,703
                                                 ----------   ----------
  Income (loss) from operations                    (333,022)    (991,954)
                                                 ----------   ----------
OTHER INCOME (EXPENSE):
  Interest income                                         5           32
  Interest expense                                  (11,052)     (12,658)
  Realized loss on disposal of assets                   -         (3,206)
  Realized gain (loss) on investments                 1,303      (96,362)
  Unrealized gain (loss) on trading securities
      and available for sale securities             (65,141)      10,618
                                                 ----------   ----------
                                                    (74,885)    (101,576)
                                                 ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (407,907)  (1,093,530)

INCOME TAX EXPENSE                                      -            -
                                                 ----------   ----------
NET INCOME (LOSS)                                  (407,907)  (1,093,530)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss, net of deferred
     income tax benefit of $208,669                     -     (1,101,992)
                                                 ----------   ----------

COMPREHENSIVE LOSS                               $ (407,907) $(2,195,522)
                                                 ==========  ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $    (0.05) $     (0.26)
                                                 ==========  ===========




        See notes to condensed consolidated financial statements.

                           INFE, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001
                                (Unaudited)


                                                                                 2002          2001
                                                                                 ----          ----

Cash Flows from Operating Activities:

  Net loss                                                                    $(407,907)    $(1,093,530)
  Adjustments to reconcile net loss to net cash
  (used) in operating activities
    Depreciation and amortization                                                54,682         140,600
    Trading equity securities received for consulting services                 (292,500)            -
    Unrealized holding loss (gain) on investments                                65,141         (10,618)
    Realized (gain) loss on investments                                          (1,303)         96,362
    Stock issued in lieu of cash for services                                   199,500          10,451
    Loss on disposal of assets                                                      -             3,206
    Changes in operating assets and liabilities:
     (Increase) in other current assets                                             -               (89)
     Decreased in deferred charges                                                  -           137,049
     Increase in accounts payable and accrued expenses                          301,893         520,866
     Decrease in deferred revenue                                             ---------     -----------
       Net cash (used) in operating activities                                  (80,494)       (195,703)
                                                                              ---------     -----------
Cash Flows from Investing Activities:
  Proceeds from sale of investments                                              10,421         127,046
  Web-site & other development                                                  (61,314)            -
  Deposit                                                                           -           (16,007)
                                                                              ---------     -----------
       Net cash (used) in investing activities                                  (50,893)        111,039
                                                                              ---------     -----------
Cash Flows from Financing Activities:
  Proceeds from loans from related parties                                          -           126,877

  Repayment of loans from related parties                                       (20,644)        (21,696)
  Proceeds from short-term notes                                                132,500             -
                                                                              ---------     -----------
              Net cash provided by financing activities                         111,856         105,181
                                                                              ---------     -----------

Net Increase (Decrease) in Cash                                                 (19,531)         20,517

Cash, Beginning                                                                  22,294           3,481
                                                                              ---------     -----------

Cash, Ending                                                                  $   2,763     $    23,998
                                                                              =========     ===========
SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                                             $     -       $       -
                                                                              =========     ===========
  Non-Cash Investing and Financing Activities:
    Stock issued as a reduction of the liability for stock to be issued       $     -       $    19,489
                                                                              =========     ===========
    Stock received in satisfaction of trade accounts receivable               $     -       $    70,000
                                                                              =========     ===========
    Stock issued in connection with web-site development                      $ 102,000     $       -
                                                                              =========     ===========
    Stock issued to collateralize short-term note                             $ 135,000     $       -
                                                                              =========     ===========



         See notes to condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

	The condensed consolidated balance sheet as of May 31, 2002, the condensed consolidated statements of operations for the three and six months ended May 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended May 31, 2002 and 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the consolidated financial position, results of consolidated operations and consolidated cash flows at May 31, 2002 and for all periods presented, have been made.

	Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's November 30, 2001 Form 10-KSB. The results of operations for the six and three-month periods ended May 31, 2002 are not necessarily indicative of the operating results for the full year.

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

	Prior Year's weighted average number of common share outstanding and net income (loss) per share were restated to reflect the 1 for 4 reverse split discussed above. See Note 9.

NOTE 3. GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of INFe as a going concern. However, the Company has incurred net losses in the first six months of fiscal 2002, and have an accumulated deficit as of May 31, 2002 of approximately $7,719,196. These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

        In order to improve the Company's performance, Management has formulated a new business plan that calls for the Company to begin an acquisition program designed to bring recurring revenues and earnings into the Company. In order to accomplish this task, management is now screening prospective acquisition target companies. To fund these acquisitions, the Company has received a term sheet from an investment bank to avail the Company up to $10 million financing in the form of an equity line of credit. Management is currently reviewing the terms of this agreement. The Company had also realized an expansion in its core investment advisory business in the first and second quarter of this year and expects this trend to continue due to favorable market conditions. The Company has the following growth plans underway:

*	The acquisition of operating companies with recurring revenues and cash flows.

*	Signing new clients for our INFe-Ventures, Inc. investment
advisory subsidiary.

*	During the past 60 days we have signed three new clients to our reverse merger program to take corporations into the public markets which results in both cash payments for consulting services and the issuance of common stock to INFe for success of the merger.

*	In December 2001, we reached an agreement with Arthur D. Viola
d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Professional Employer Organization (PEO). This subsidiary will than be spin-off as a separate public company. This roll-up and spin-off has been delayed due to adverse market conditions but is expected to be completed during the fourth quarter of 2002.

*	We have commenced sales for our investor public relations
services under our INFe Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

*	We were recently authorized as a value-added reseller for
Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment.. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship.

*	The new VentureClub website will be launched during the third quarter of 2002 to assist emerging companies locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub 's operations are expected to provide a significant revenue stream for INFe.

*	INFe's wholly owned subsidiary, ITCareerNET.com, Inc. has
successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the Internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company by the fourth quarter of 2002.

*	The proposed agreement with Voice Connections, Inc. as discussed in the company's Annual report on Form 10K was not executed due to market conditions effecting the telecommunications industry.


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

   The following is a summary of our investment securities at May 31, 2002:


                                          Cumulative   Cumulative
                                          Gross        Gross
                                          Unrealized   Unrealized  Estimated
                             Cost         Gains        Losses      Fair Value
                             ----         ----------   ----------  ----------

Trading equity securities   $   375,097  $      -      $ (62,145)  $312,952
                            ===========  ===========   ==========  ========

Available-for-sale
equity securities           $     9,911  $      -      $  (2,996)  $  6,915
                            ===========  ===========   ==========  ========

        We received 450,000 shares of common stock of Mobilepro Corp.
(MOBL) valued at $292,500, as payment for consulting services and success fees for the second quarter of 2002, which are included in trading equity securities. The fair value of the consulting services provided equals the market value of the securities received as payment per the terms of the agreement.

        There were no proceeds from sales of available-for-sale securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the six months ended May 31, 2002 and 2001, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

        As of November 30, 2001, we owed our President and CEO $98,707. During the six months ended May 31, 2002, we repaid him $20,644, resulting in a balance of $ 78,063 as of May 31, 2002.

        During the six months ended May 31, 2002, our President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $8,144 as a bonus for the quarter.

        In addition there is $2,987 of miscellaneous amounts due to other related parties at May 31, 2002.


NOTE 7. NOTES PAYABLE

        During fiscal 2001, we borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11, 2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on August 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note was due on October 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Accrued interest on the notes, including late fees, amounted to $8,850 on May 31, 2002 and is included in accrued expenses. Interest expense was $3,500 for the six months ended May 31, 2002.

        As an inducement to offer these loans, we agreed to issue 200,000 shares of the Company's common stock to the third party. Interest expense of $10,000 was charged to operation, with the offset included in accounts payable and accrued expenses at November 30, 2001. During the quarter ended February 28, 2002, we issued 100,000 shares of the 200,000 due to the third party valued at $.14 per share. See Note 8.

        During the first quarter of 2002, the company signed a formal note in the amount of $55,000 evidencing the amount due its former auditing and consulting firm. The note is due on June 15, 2002 with interest payable at 8%.

        During the 2nd quarter the company entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorneys) with interest at 12%. Concurrent therewith we issued 1,500,000 shares to the holder of the note as collateral. Therefore, the value of the company's common stock issued as collateral is included as a reduction of Paid in Capital in the Stockholders' Equity section of the Condensed Consolidated Balance Sheet. The note with interest is due and payable on April 25, 2003.


NOTE 8. COMMON STOCK

        Common Stock Issued  for Services

        During the six months ended May 31, 2002, our President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $8,144 as a bonus for the period. This amount is included in the accompanying condensed consolidated balance sheet.

        During the six months ended May 31, 2002, the company issued a total of 450,000 shares of common stock for services rendered valued at $144,500. Of this amount, $14,000 related to services performed during the prior fiscal year.

        During the period, 100,000 shares of common stock was issued and placed in escrow, as payment for legal services. The shares were valued at $34,000, the market value of the common shares on the date of issuance. The shares will be held in escrow until the dispute is resolved with the former SEC counsel. Also see Part II,
Item I for additional information.


        Common Stock Issued in Connection with Notes Payable

        During the six months ended May 31, 2002, we issued 100,000 shares valued at $14,000 to a third party in connection with two notes payable. This amount was previously included in accounts payable and accrued expenses at November 30, 2001. We also issued 1,500,000 additional shares as collateral for the note payable of $135,000 dated April 25, 2002. See Note 7.


        Common Stock Issued in Connection with Web Site Development

        During the six months ended May 31, 2002, we issued 300,000 shares valued at $102,000 in connection with the proprietary software and website content development of ITCareer.NET. Also 50,000 shares valued at $7,000 were issued in connection with the development of the company's marketing website, VentureClub.


NOTE 9. NET LOSS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net loss per common share for the six months ended May 31, 2002 and 2001. The 2001 numbers were restated to reflect the 1 for 4 reverse split discussed in Note 2.



                                              May 31,        May 31,
                                  May 31,     2001           2001
                                  2002        (As Reported)  (Restated)
                                  ----------- -------------  ----------

Numerator for basic and diluted
loss per share -  net loss
                                  $ (407,907) $ (1,093,530)  $ (1,093,530)
                                  =========== =============  =============

Denominator for basic and diluted
loss per share -  Weighted average
shares                             8,435,532    16,602,853      4,150,713
                                  =========== =============  =============

Basic and diluted net loss per
common share                      $    (0.05) $      (0.07)  $      (0.26)
                                  =========== =============  =============

The company's potentially issuable share of common stock pursuant to outstanding stock options are excluded from the diluted computation as the effect would be anti-dilutive.

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


NOTE 11. VALUE-ADDED RESELLER (VAR) AGREEMENT

        INFe was recently authorized as a value-added reseller (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment. INFe is positioned as both a reseller and financing resource for Riverstone and anticipates to generate sales volume through this relationship. During the quarter ended February 28, 2002, INFe earned $50,000 in connection with this agreement. In accordance with the agreement, INFe is to hold approximately $4,000,000 of their equipment in a bonded warehouse. During the third quarter of 2002, INFe delivered $119,940 of the Riverstone equipment to a customer. Should INFe or Riverstone fail to comply with the terms of their agreement, the contract may be terminated.


NOTE 13. SEGMENT INFORMATION

        The Company's reportable operating segments include INFE-Ventures, INFE-Technologies, INFE-Human Resources and INFE-Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. INFE-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services and offers recruiting and staffing services through ITCareerNET.com. INFE-Relations provides investor and public relations services.

        The Company believes that segment information is immaterial.


NOTE 14. SUBSEQUENT EVENT

	On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.

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

General

	We offer a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology. To provide these services, we utilize a group of regulatory, compliance, financial and management experts, which experts consist of persons inside the Company as well as outside consultants that are available to consult with client companies. We receive consulting fees in exchange for our services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments. We also represent, as a value-added re-seller, (VAR), certain suppliers of equipment and services and resell these products and services as an additional source of revenue.

	We are organized into subsidiaries, which work together to meet the needs of client companies:

	INFe-Ventures

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

Results of Operations
---------------------

Three And Six Months Ended May 31, 2002 and 2001

	Revenues for the six months ended May 31, 2002 increased to $409,477 from $36,749 for the six months ended May 31, 2001. The increase was largely attributable to revenue earned under the NeoReach, Inc./Mobilepro, Corp. merger agreement.

	Selling, general and administrative expenses decreased to $687,817 in the six months ended May 31, 2002, from $881,710 for the six months ended May 31, 2001. This decrease is primarily due to a reduction in staff and consultants, resulting in a decrease in compensation expense, employee benefits , consulting expense and rent.

	Depreciation and amortization decreased to $54,682 in the six months ended May 31, 2002, from $140,600 for the six months ended May 31, 2001. This decrease was mostly due to the write-off of ClubComputer during fiscal 2001, slightly offset by the addition of fixed assets during the first quarter of fiscal 2002.

	Unrealized losses of $65,141 on trading securities and available for sales securities increased during the six months ended May 31, 2002 from the unrealized gain of $10,618 for the six months ended May 31, 2001, as a result of decline in market price of trading securities.

Liquidity and Capital Resources
-------------------------------

Accumulated Deficit

	Accumulated deficit at May 31, 2002, was approximately $7,719,196 compared to accumulated deficit of approximately $7,311,289 at November 30, 2001. The increase in accumulated deficit was due to net losses of approximately $407,907 for first six months of fiscal 2002.

        We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

        As of May 31, 2002, we had the following financing arrangements in place:

  *     A loan payable to our President and CEO of approximately $78,000;

*       Notes  payable to a third-parties of $179,500;

*       A subordinated note payable to a third party of $119,890.


Management Plans

        In order to improve the Company's performance, Management has formulated a new business plan that calls for the Company to begin an acquisition program designed to bring recurring revenues and earnings into the Company. In order to accomplish this task, management is now screening prospective acquisition target companies. To fund these acquisitions, the Company has received a term sheet from an investment bank to avail the Company up to $10 million financing in the form of an equity line of credit. Management is currently reviewing the terms of this agreement. The Company had also realized an expansion in its core investment advisory business in the first and second quarter of this year and expects this trend to continue due to favorable market conditions. The Company has the following growth plans underway:

* The acquisition of operating companies with recurring revenues and cash flows.

*	Signing new clients for our INFe-Ventures, Inc. investment
advisory subsidiary.

*	During the past 60 days we have signed three new clients to our reverse merger program to take corporations into the public markets which results in both cash payments for consulting services and the issuance of common stock to INFE for success of the merger.

*	In December 2001, we reached an agreement with Arthur D. Viola
d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Professional Employer Organization (PEO). This subsidiary will than be spin-off as a separate public company. This roll-up and spin-off has been delayed due to adverse market conditions but is expected to be completed during the fourth quarter of 2002.

*	We have commenced sales for our investor public relations
services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

*	We were recently authorized as a value-added reseller for
Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment.. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship.

*	The new VentureClub website will be launched during the third quarter of 2002 to assist emerging companies locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub 's operations are expected to provide a significant revenue stream for INFe.

*	INFe's wholly owned subsidiary, ITCareerNET.com, Inc. has
successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the Internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company by the fourth quarter of 2002.

*	The proposed agreement with Voice Connections, Inc. as discussed in the company's Annual report on Form 10K was not executed due to market conditions effecting the telecommunications industry.

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



                    PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A suit has been brought by the Company's former securities attorney over a dispute over the calculation of fees billed. The complaint seeks payment of the amount of disputed fees. The Company believes that the attorney has been paid in full in accordance with it agreement with the attorney and to vigorously defend this litigation.

ITEM 2. CHANGES IN SECURITIES


	On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 5. OTHER INFORMATION

	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INFE.COM, INC.
                                      (Registrant)

Date:   July 22, 2002                 /s/ Tom Richfield
                                      --------------------------------------
                                      Tom Richfield, Chief Executive Officer