Form 10QSB
period 2002-08-31
INFE COM INC
filed 2002-10-17
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended August 31, 2002

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000-28729

                                 INFE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         FLORIDA                                   11-3144463
-----------------------------          ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
                       incorporation or organization)

7787 Leesburg Pike #200
Falls Church, VA                                            22043
----------------------------------------                  ----------
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

               Yes    [X]               No   [ ]


Number of shares outstanding of the issuer's common stock, as of August 31,
2002

Common Stock, par value $.0001 per share                31,437,730
----------------------------------------        ----------------------------
             Class                              Number of shares outstanding

                              INFE, INC.

                              FORM 10-QSB

                 FOR THE QUARTER ENDED AUGUST 31, 2002

                           TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1  Condensed Consolidated Financial Statements
        Condensed Consolidated Balance Sheets as of
        August 31, 2002 (Unaudited) and November 30, 2001             2

        Unaudited Condensed Consolidated Statements of
        Operations and Comprehensive Loss for the three
        months ended August 31, 2002 and 2001                         3

        Unaudited Condensed Consolidated Statements of
        Operations and Comprehensive Loss for the nine
        months ended August 31, 2002 and 2001                         4

        Unaudited Condensed Consolidated Statements of
        Cash Flows for the nine months ended August 31,
        2002 and 2001                                                 5

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                        6

ITEM 2  Management's discussion and analysis of financial
        condition and results of operations                           11


PART II	OTHER INFORMATION

ITEM 1  Legal Proceedings                                             15

ITEM 2  Changes in securities                                         15

ITEM 3  Defaults Upon Senior Securities                               15

ITEM 4  Submission of Matters to a Vote of Security Holders           15

ITEM 5  Other Information                                             15

ITEM 6  Exhibits                                                      15

SIGNATURES                                                            15

                        INFE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  August 31,     November 30,
                                                    2002             2001
                                                 -----------     ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash                                           $      3,529    $     22,294
  Note receivable, net                                 20,000            -
  Investments - trading securities                    250,422          91,715
                                                  -----------    ------------
        Total current assets                          273,951         114,009

Available For Sale Securities                           6,915           9,911
                                                  -----------    ------------

        Total current assets and available
        for sale securities                           280,866         123,920

Property and Equipment                                 88,591          78,790

Intangible Assets                                      41,771          52,168

Other Assets                                           22,792          22,792
                                                  -----------    ------------

                                                  $   434,020    $    277,670
                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses           $   926,554    $    695,709
  Payroll taxes payable                               268,542         255,292
  Due to related parties                               82,194         109,838
  Notes payable                                        50,000          50,000
  Loans payable                                       132,500            -
                                                  -----------    ------------
        Total current liabilities                   1,459,790       1,110,839
                                                  -----------    ------------

Subordinated Note Payable                             119,890         119,890
                                                  -----------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.0001 par value,
    20,000,000 authorized and none issued
    or outstanding                                       -               -
  Common stock, $.0001 par value, 200,000,000
    shares authorized, 31,437,730
    and 14,537,730 shares issued and
    outstanding at August 31, 2002 and
    November 30, 2001, respectively                     3,144           1,454
  Additional paid-in-capital                        7,109,836       6,356,776
  Stock issued and held as collateral by
    note holder                                      (135,000)           -
  Deficit                                          (8,123,640)     (7,311,289)
                                                  -----------    ------------
                                                   (1,145,660)       (953,059)
                                                  -----------    ------------
                                                  $   434,020    $    277,670
                                                  ===========    ============



See notes to condensed consolidated financial statements.

                          INFE, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

                                  (Unaudited)

                                                     2002            2001
                                                 -----------     ------------

REVENUE                                          $   163,940     $     61,750

COSTS AND EXPENSES:
  Direct costs of revenue                            107,946           17,100
  Selling, general and administrative                380,631          228,148
  Depreciation and amortization                       13,500           70,428
                                                 -----------     ------------
                                                     502,077          315,676
                                                 -----------     ------------

  Income (loss) from operations                     (338,137)        (253,926)
                                                 -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                     10,000               66
  Interest expense                                   (13,777)        (137,847)
  Loss on disposal of assets                               -           (2,100)
  Realized loss on investments                             -          (65,163)
  Other than temporary decline in market value
    of available-for-sale securities                       -         (450,337)
  Unrealized gain/(loss) on trading securities
    and available for sale securities                (62,530)           3,183
                                                 -----------     ------------
                                                     (66,307)        (652,198)
                                                 -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                   (404,444)        (906,124)

INCOME TAX EXPENSE                                         -                -
                                                 -----------     ------------

NET INCOME (LOSS)                                   (404,444)        (906,124)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding gain (loss)                       -           99,560
                                                 -----------     ------------

COMPREHENSIVE LOSS                               $  (404,444)    $   (806,564)
                                                 ===========     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $     (0.01)    $      (0.09)
                                                 ===========     ============




See notes to condensed consolidated financial statements.

                      INFE, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

                               (Unaudited)


                                                     2002            2001
                                                 -----------     ------------

REVENUE                                          $   573,417     $     98,498
                                                 -----------     ------------

COSTS AND EXPENSES:
  Direct costs of revenue                            107,946           23,492
  Selling, general and administrative              1,058,051        1,110,177
  Depreciation and amortization                       78,579          211,028
                                                 -----------     ------------
                                                   1,244,576        1,344,697
                                                 -----------     ------------

  Loss from operations                              (671,159)      (1,246,199)
                                                 -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                     10,005               98
  Interest expense                                   (24,829)        (150,505)
  Loss on disposal of assets                               -           (5,306)
  Realized gain (loss) on investments                  1,303         (140,121)
  Other than temporary decline in market value
    available-for-sale securities                          -         (881,214)
  Unrealized gain (loss) on trading
    securities and available for sale
    securities                                      (127,671)          13,801
                                                 -----------     ------------
                                                    (141,192)      (1,163,247)
                                                 -----------     ------------

LOSS BEFORE INCOME TAXES                            (812,351)      (2,409,446)

INCOME TAX EXPENSE                                         -         (592,959)
                                                 -----------     ------------
NET LOSS                                            (812,351)      (3,002,405)

OTHER COMPREHENSIVE LOSS:

  Net unrealized holding loss, net of
    income tax benefit of $592,959 in 2001                 -       (1,009,633)
                                                 -----------     ------------
COMPREHENSIVE LOSS                               $  (812,351)    $ (4,012,038)
                                                 ===========     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $     (0.04)    $      (0.30)
                                                 ===========     ============




See notes to condensed consolidated financial statements.

                        INFE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

                              (Unaudited)

                                                          2002            2001
                                                      -----------     ------------
Cash Flows from Operating Activities:
  Net loss                                            $  (812,351)    $ (3,002,405)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                      78,579          211,028
        Trading equity securities received for
          consulting services                            (292,500)            -
        Deferred income taxes                                -             592,959
        Unrealized holding (gain) loss on
          investments                                     127,671          (13,801)
        Realized (gain) loss on investments                (1,303)         140,121
        Other than temporary decline in
          market value of available-for-sale
          securities                                         -             881,214
        Stock issued in lieu of cash for services         619,750           10,451
        Stock to be issued in lieu of cash for
          services                                           -              63,408
        Stock received and to be received in lieu
          of cash for services rendered                      -             (23,190)
        Stock issued  in lieu of interest                    -             120,000
        Loss on disposal of assets                           -               5,306
        Changes in operating assets and
          liabilities:
           Decrease (increase) in accounts
             receivable                                      -              14,168
           Decrease (increase) in prepaid
             expenses                                        -               6,010
           Decreased in deferred charges                     -             137,049
           Increase in accounts payable, accrued
             expenses and payroll taxes payable           244,095          661,235
           Decrease in deferred revenue                      -             (11,384)
                                                      -----------     ------------
              Net cash (used in) operating
              activities                                  (36,059)        (207,831)
                                                      -----------     ------------
Cash Flows from Investing Activities:
        Proceeds from sale of investments                  10,421          220,092
       Web-site & other development                       (77,983)         (24,848)
        Issuance of note receivable                       (20,000)            -
        Other                                                -             (40,140)
                                                      -----------     ------------
              Net cash provided by (used in)
              investing activities                        (87,562)         155,104
                                                      -----------     ------------

Cash Flows from Financing Activities:
       Proceeds from loans from related parties              -             127,699
       Proceeds from short-term notes                     132,500           50,000
       Repayment of loans from related parties            (27,644)         (48,682)
                                                      -----------     ------------
              Net cash provided by financing
              activities                                  104,856          129,017
                                                      -----------     ------------

Net Increase (Decrease) in Cash                           (18,765)          76,290
Cash, Beginning                                            22,294            3,481
                                                      -----------     ------------
Cash, Ending                                          $     3,529     $     79,771
                                                      ===========     ============

SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing activities:

        Stock issued for the reduction of the
          liability for the stock to be issued        $      -        $     19,489
                                                      ===========     ============

        Stock received in satisfaction of trade
          accounts receivable                         $      -        $     70,000
                                                      ===========     ============

        Stock issued to collateralize short-term
          note                                        $   135,000     $       -
                                                      ===========     ============

        Stock issued for services                     $   619,750     $     10,451
                                                      ===========     ============




See notes to condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of August 31, 2002, the condensed consolidated statements of operations for the three and nine months ended August 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended August 31, 2002 and 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the consolidated financial position, results of consolidated operations and consolidated cash flows at August 31, 2002 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's November 30, 2001 Form 10-KSB. The results of operations for the nine and three-month periods ended August 31, 2002 are not necessarily indicative of the operating results for the full year.


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

     Prior Year's weighted average number of common share outstanding and net income (loss) per share were restated to reflect the 1 for 4 reverse split discussed above and the 2 for 1 stock dividend discussed in Note 8 and Note 9. All references to number of shares in this report have been restated to present the current number of shares after the stock split and the stock dividend discussed above.

NOTE 3. GOING CONCERN CONSIDERATIONS

     The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of INFe as a going concern.  However, the Company has incurred net losses in the first nine months of fiscal 2002, and has an accumulated deficit
as of August 31, 2002 of approximately $8,123,640.   These conditions
raise substantial doubt as to the ability of INFe to continue as a going concern.

Management Plans
----------------

     Newly Announced Company Directive by Management. In order to improve the Company's performance, Management has formulated and announced a new business model that calls for the Company to begin an acquisition program designed to bring recurring revenues and earnings into the Company, spin off existing service subsidiaries that will function as independent operations and focus on additional acquisitions in the telecommunications, biomedical, software and technology products industries that have recurring revenues and significant growth potential. In October, the Company completed its first acquisition and is screening additional prospective acquisition target companies.

     New Funding Agreement Executed. To fund these acquisitions, the Company executed a term sheet in September from an investment bank to avail the Company up to $10 million in financing in the form of a structured equity line of credit.

     Acquisitions. On October 1, the Company completed its first acquisition, that of TelTech Global Solutions, Inc., a Florida Corporation that provides wholesale long distance telecommunications, broadband network engineering and serves as a last mile solution for both wire and wireless services. This Company currently has recurring revenues, a multi-million dollar equipment platform and a rapidly growing customer base.

     The Company had also realized an expansion in its core investment advisory business in the first and second quarter of this year and expects this trend to continue due to favorable market conditions.

     The Company has the Following Growth Plans Underway:

* Acquisitions. The acquisition of operating companies with recurring revenues and cash flows. In October, we completed the first acquisition, that of TelTech Global Solutions, Inc, a Miami Florida based provider of wholesale Voice, VOIP and Broadband data services to both national and international markets. Additionally, the Company has reached an agreement in principal to acquire 15% of the equity of Netline Services, Inc., a New York City based provider of Broadband data services. Netline will be merged with the Company's INFe-Technologies, Inc., subsidiary.

* Advisory Services. Signing new clients for the INFe-Ventures, Inc. investment advisory subsidiary. During the past 90 days we have signed 12 new clients to our reverse merger program to take corporations into the public markets which results in both cash payments for consulting services and the issuance of common stock to INFE for success of the merger.

* Investor Relations & Public Relations Services. We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

* Reseller Agreements. We were recently authorized as a value-added reseller for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment.. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship.

* INFe VentureClub. The new VentureClub website was launched during the third quarter of 2002 to assist emerging companies locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub 's operations are expected to provide a significant revenue stream for INFe.

* Spin Off of Human Resources Subsidiary. In December 2001, we reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Professional Employer Organization (PEO). This subsidiary will be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during the fourth quarter of 2002.

* Spin Off of IT*CareerNet Subsidiary. INFe's wholly owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the Internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company by the fourth quarter of 2002.

*    Cancelled Transactions. The proposed agreement with Voice
     Connections, Inc. as discussed in the company's Annual report on Form 10K was not executed due to market conditions.


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


     The following is a summary of our investment securities at August
31, 2002:



                                                Cumulative    Cumulative
                                                Gross         Gross
                                                Unrealized    Unrealized     Estimated
                                   Cost         Gains         Losses         Fair Value
                                -----------     ----------    ----------     ----------

Trading equity securities       $   375,097     $      -      $ (124,675)    $  250,422
                                ===========     ==========    ==========     ==========

Available-for-sale
   Equity securities            $     9,911     $      -       $  (2,996)    $    6,915
                                ===========     ==========    ==========     ==========


     We received 450,000 shares of common stock of Mobilepro Corp.
(MOBL) valued at $292,500, as payment for consulting services and success fees for the second quarter of 2002, which are included in trading equity securities. The fair value of the consulting services provided equals the market value of the securities received as payment per the terms of the agreement.

     There were no proceeds from sales of available-for-sale securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the nine months ended
August 31, 2002 and 2001, respectively.


NOTE 6. RELATED PARTY TRANSACTIONS

     As of November 30, 2001, we owed our President and CEO $98,707. During the nine months ended August 31, 2002, we repaid him $27,644, resulting in a balance of $ 71,063 as of August 31, 2002.

     During the nine months ended August 31, 2002, our President and CEO earned 232,672 shares of restricted Rule 144 common stock valued at $8,144 as a bonus and 5,000,000 shares of restricted Rule 144 common stock valued at $100,000 in lieu of salary.

     In addition there is $11,131 of miscellaneous amounts due to other related parties at August 31, 2002.


NOTE 7. NOTES PAYABLE

     During fiscal 2001, we borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11, 2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on

August 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note was due on October 31, 2001 and is now in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Accrued interest on the notes, including late fees, amounted to $11,600 on August 31, 2002 and is included in accrued expenses. Interest expense was $6,250 for the nine months ended August 31, 2002.

     As an inducement to offer these loans, we agreed to issue 400,000 shares of the Company's common stock to the third party. Interest expense of $10,000 was charged to operation, with the offset included in accounts payable and accrued expenses at November 30, 2001. During the quarter ended February 28, 2002, we issued 200,000 shares of the 400,000 due to the third party valued at $.14 per share. See Note 8.

     During the first quarter of 2002, the Company signed a formal note in the amount of $55,000 evidencing the amount due its former auditing and consulting firm. The note was due on June 15, 2002 with interest payable at 8% and is currently in default. Accrued interest on the note amounted to $2,567 on August 31, 2002 and is included in accrued expenses. Interest expense was $2,567 for the nine months ended August 31, 2002.

     During the 2nd quarter the Company entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorneys) with interest at 12%. Concurrent therewith we issued 3,000,000 shares to the holder of the note as collateral. Therefore, the value of the company's common stock issued as collateral is included as a reduction of Paid in Capital in the Stockholders' Equity section of the Condensed Consolidated Balance Sheet. The note with interest is due and payable on April 25, 2003. Accrued interest on the notes amounted to $3,100 on August 31, 2002 and is included in accrued expenses. Interest expense was $3,100 for the nine months ended August 31, 2002.


NOTE 8. COMMON STOCK

     Common Stock Issued for Services
     --------------------------------

     During the nine months ended August 31, 2002, our President and CEO earned 232,672 shares of restricted Rule 144 common stock valued at $8,144 as a bonus for the period and 5,000,000 shares of restricted Rule 144 common stock valued at $100,000 in lieu of salary. These amounts are included in the accompanying condensed consolidated balance sheet.

     During the nine months ended August 31, 2002, our Vice-
Chairman earned 3,500,000 shares of restricted Rule 144 common stock valued at $70,000 in lieu of salary. These amounts are included in the accompanying condensed consolidated balance sheet.

     During the nine months ended August 31, 2002, the Company issued a total of 3,300,000 shares of common stock for services rendered valued at $209,875. Of this amount, $14,000 related to services performed during the prior fiscal year. These amounts are included in the accompanying condensed consolidated balance sheet.

     During the nine months ended August 31, 2002, 200,000 shares of common stock was issued and placed in escrow, as payment for legal services. The shares were valued at $34,000, the market value of the common shares on the date of issuance. The shares will be held in escrow until the dispute is resolved with the former SEC counsel.
Also see Part II, Item I for additional information. These amounts are included in the accompanying condensed consolidated balance sheet.


     Common Stock Issued in Connection with Notes Payable
     ----------------------------------------------------

     During the nine months ended August 31, 2002, we issued 200,000 shares valued at $14,000 to a third party in connection with two notes payable. This amount was previously included in accounts payable and accrued expenses at November 30, 2001. We also issued 3,000,000 additional shares as collateral for the note payable of $135,000 dated April 25, 2002. See Note 7.


     Common Stock Issued in Connection with Web Site Development
     -----------------------------------------------------------

     During the nine months ended August 31, 2002, we issued 600,000 shares valued at $102,000 in connection with the proprietary software and website content development of ITCareer.NET. Also 100,000 shares valued at $7,000 were issued in connection with the development of the company's marketing website, VentureClub.


     Common Stock Dividend Issued
     ----------------------------

     On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.


NOTE 9. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the nine months ended August 31, 2002 and 2001. The 2001 numbers were restated to reflect the 1 for 4 reverse split discussed in Note 2 and the 2 for 1 stock dividend discussed in Note 8.

                                            August 31, 2002             August 31, 2001
                                            ---------------             ---------------
                                                                           (Restated)
                                         Three           Nine          Three            Nine
                                     Months Ended    Months Ended   Months Ended   Months Ended
                                     ------------    ------------   ------------   ------------

Numerator for basic and diluted
  income (loss) per share
  -  net Income (loss)               $  (404,444)    $  (812,351)   $  (806,564)   $ (4,012,038)
                                     ===========     ===========    ===========    ============

Denominator for basis and diluted
  income (loss) per share -
  Weighted average shares             28,529,034      19,985,272     10,080,888      13,373,460
                                     ===========     ===========    ===========    ============

Basic and diluted net Income (loss)
  per common share                   $      (.01)    $      (.04)   $      (.09)   $       (.40)
                                     ===========     ===========    ===========    ============

      The Company's potentially issuable share of common stock pursuant to outstanding stock options are excluded from the diluted computation as the effect would be anti-dilutive.


NOTE 10. CONSULTING AGREEMENT

      On December 19, 2001, INFe entered into a consulting agreement with Arthur D. Viola (d.b.a. Daniels Corporate Advisory Company) whereby Mr. Viola was retained as an Independent Contractor to structure, finance and ultimately manage a PEO Roll-up within the human resource subsidiary. Mr. Viola earned and received a "sign-on" bonus of 800,000 free-trading shares of INFe's stock valued at $136,000, based on the closing price of INFe common stock on the date of the agreement. Additionally, Mr. Viola lent $37,500 to the Company, in order to provide necessary working capital to commence the registration of that subsidiary. Upon this investment, Mr. Viola became a 100% shareholder of INFe - Human Resources, which will become a spin-off company. Once the deal gets structured with the PEO, Mr. Viola and the owners of the acquired company and any investors will own 80% of the company and the remaining 20% of the company will be owned by INFe.


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


NOTE 13. SUBSEQUENT EVENTS

ACQUISITIONS. On October 1, 2002 the Company acquired 80% of the outstanding common stock of TelTech Global Solutions, Inc., a provider of telecommunications services with operating revenues and equipment valued at over $2 million and no material debt. TelTech currently has subscriber clients generating recurring monthly revenues. TelTech Global Solutions provides wholesale long distance voice and broadband data services to both national and international clients and countries. TelTech also provides telecommunications engineering and deployment services that provide "last mile" termination and ISP services for both wired and wireless client installations. This acquisition is the first in connection with managements plans to transform the Company into a holding company with multi-operating subsidiaries generating recurring revenues.

LETTERS OF INTENT. The Company has executed a definitive letter of intent to acquire a 15% equity position in Netline Services, Inc., a New York city based provider of Broadband services to businesses in the metropolitan New York city area. Netline will be merged into the INFe-Technologies, Inc. subsidiary following the completion of the financing arrangements required by INFe, Inc.

FINANCING. In September, we executed an agreement with an investment bank that consists of a structured equity line of credit for $10 million in financing. This agreement has a 3-year term and is expected to be available for access in the next 3 months. The Company will file a registration statement to effect this funding and plans to utilize the capital for acquisitions and internal growth.


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

General

      As a result of a new directive initiated by management in July of this year, we are now operating as a merchant bank and financial advisory services Company. We are currently transforming the Company from strictly providing services to one with operating subsidiaries in growth industries. We are targeting the telecommunications, biomedical, software and technology products markets for initial acquisitions and are in the process of spinning off the human resources and ITCareerNet.com, Inc. services subsidiaries into separate operating companies. In relation to this effort, we recently executed a $10 million structured equity line of credit agreement with Cornell Capital Partners. This will provide the Company with a vehicle to accelerate its acquisition program by providing capital resources necessary to accomplish our objectives. This funding is expected to be available within the next 45 days.

      Management believes that this model will provide a platform for recurring revenues and profits from operating subsidiaries. We may eventually "spin off" our financial services operations as a separate public company. We are currently in the process of spinning off both the INFe-Human Resources, Inc. and the IT*CareerNet.com subsidiaries. These subsidiaries will operate as separate public companies enabling them to gain access to capital and operate as independent business. As part of this spin off, INFe, Inc. and its shareholders will retain an equity position in each operating company. INFe, Inc. will continue to offer management support services to these companies.

      In addition to our acquisitions program, we will continue to offer business infrastructure services to emerging growth public and private companies, with a focus on technology. We perform these services through our INFe-Ventures, Inc., INFe-Relations and other existing subsidiaries.

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

      INFe-Ventures
      -------------

      INFe-Ventures, Inc. provides financial and business consulting services for our clients. The services we offer include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning.

      INFe-Human Resources
      --------------------

      INFe-Human Resources, Inc. allows us to provide human resource administrative management, executive compensation plans and staffing services to client companies.

      INFe-Technologies
      -----------------

      INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients. We are also authorized value added resellers for Riverstone Networks, Inc.

      INFe-Relations
      --------------

      INFe-Relations, Inc. allows us to provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services.

Results of Operations
---------------------

Three and Nine Months Ended August 31, 2002 and 2001

     Revenues for the three months ended August 31, 2002 increased to $163,940 from $61,750 for the three months ended August 31, 2001. The increase was largely attributable to revenue from the sales of Riverstone equipment. Revenues for the nine months ended August 31, 2002 increased to $573,417 from $98,498 for the nine months ended August 31, 2001. The increase was largely attributable to revenue from the sales of the Riverstone equipment and the stock earned under the NeoReach, Inc./Mobilepro, Corp. merger agreement during the second quarter of 2002.

     Selling, general and administrative expenses for the three months ended August 31, 2002 increased to $380,631 from $228,148 for the three months ended August 31, 2001. The increase was due to the timing of recognizing nine months' compensation for the Company's President and Vice Chairman in the 3rd quarter 2002. Selling, general and administrative expenses for the nine months ended August 31, 2002 decreased to $1,058,051 from $1,110,177 for the nine months ended August 31, 2001. The decrease was largely attributable to a reduction in staff and consultants, resulting in a decrease in compensation expense, employee benefits, consulting expense and rent.

     Depreciation and amortization for the three months ended August 31, 2002 decreased to $13,500 from $70,428 for the three months ended August 31, 2001 and to $68,182 for the nine months ended August 31, 2002 from $211,028 for the nine months ended August 31, 2001. These decreases were mostly due to the write-off of ClubComputer during fiscal 2001, slightly offset by the addition of fixed assets during the first quarter of fiscal 2002.

     The unrealized loss on trading securities of $62,530 for the third quarter of 2002 compared to a gain of $3,183 for the same period last year was due to the swing in the stock market for the stocks held by the company during the third quarter of this year. Unrealized loss of $127,671 on trading securities increased during the nine months ended August 31, 2002 from the unrealized gain of $13,801 for the nine months ended August 31, 2001, due to the swing in stock market for the stocks held by the company during the period. There were no unrealized holding losses during 2002 compared to the comparable prior periods which included a holding loss of $1,009,633 primarily due to the loss of approximately $881,000 due to an other-than-temporary decline in the price of available-for-sale securities.

Liquidity and Capital Resources
-------------------------------

Accumulated Deficit

     Accumulated deficit at August 31, 2002 was $8,123,640 compared to accumulated deficit of approximately $7,311,289 at November 30, 2001. The increase in accumulated deficit was due to net losses of $812,351 for first nine months of fiscal 2002.

      We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

      As of August 31, 2002, we had the following financing arrangements in place:

      *   A loan payable to our President and CEO of approximately
          $78,000;

      *   Notes  payable to a third-parties of $132,500;

      *   A subordinated note payable to a third party of $119,890;

      * In September, the Company executed an agreement with an investment bank that will provide the Company with a structured equity line of credit of $10 million over a 3-year period. (Note, see subsequent events).

Management Plans
----------------

      Newly Announced Company Directive by Management. In order to improve the Company's performance, Management has formulated and announced a new business model that calls for the Company to begin an acquisition program designed to bring recurring revenues and earnings into the Company, spin off existing service subsidiaries that will function as independent operations and focus on additional acquisitions in the telecommunications, biomedical, software and technology products industries that have recurring revenues and significant growth potential. In October, the Company completed its first acquisition and is screening additional prospective acquisition target companies.

      New Funding Agreement Executed. To fund these acquisitions, the Company executed a term sheet in September from an investment bank to avail the Company up to $10 million in financing in the form of a structured equity line of credit.

      Acquisitions. On October 1, the Company completed its first acquisition, that of TelTech Global Solutions, Inc., a Florida Corporation that provides wholesale long distance telecommunications, broadband network engineering and serves as a last mile solution for both wire and wireless services. This Company currently has recurring revenues, a multi-million dollar equipment platform and a rapidly growing customer base.

      The Company had also realized an expansion in its core investment advisory business in the first and second quarter of this year and expects this trend to continue due to favorable market conditions.

The Company has the Following Growth Plans Underway:

* Acquisitions. The acquisition of operating companies with recurring revenues and cash flows. In October, we completed the first acquisition, that of TelTech Global Solutions, Inc, a Miami Florida based provider of wholesale Voice, VOIP and Broadband data services to both national and international markets. Additionally, the Company has reached an agreement in principal to acquire 15% of the equity of Netline Services, Inc., a New York City based provider of

      Broadband data services. Netline will be merged with the Company's INFe-Technologies, Inc., subsidiary.

* Advisory Services. Signing new clients for the INFe-Ventures, Inc. investment advisory subsidiary. During the past 90 days we have signed 12 new clients to our reverse merger program to take corporations into the public markets which results in both cash payments for consulting services and the issuance of common stock to INFE for success of the merger.

* Investor Relations & Public Relations Services. We have commenced sales for our investor public relations services under our INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

* Reseller Agreements. We were recently authorized as a value-added reseller for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment.. INFe is positioned as both a reseller and financing resource for Riverstone and expects to generate sales volume through this relationship.

* INFe VentureClub. The new VentureClub website was launched during the third quarter of 2002 to assist emerging companies locate financing and for investors to identify emerging companies they wish to target for investment. VentureClub 's operations are expected to provide a significant revenue stream for INFe.

* Spin Off of Human Resources Subsidiary. In December 2001, we reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Professional Employer Organization (PEO). This subsidiary will be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during the fourth quarter of 2002.

* Spin Off of IT*CareerNet Subsidiary. INFe's wholly owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the Internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company by the fourth quarter of 2002.

*     Cancelled Transactions. The proposed agreement with Voice
      Connections, Inc. as discussed in the company's Annual report on Form 10K was not executed due to market conditions.


Summary
-------

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


                                           INFE, INC.
                                          (Registrant)

Date:  October 15, 2002                 /s/ Tom Richfield
                                --------------------------------------
                                Tom Richfield, Chief Executive Officer

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Each of the undersigned hereby certifies, in his capacity as an officer of INFe, Inc. (the "Company"), for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     * The Quarterly Report of the Company on Form 10-QSB for the period ended August 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     * The information contained in such report fairly presents, in all material respects, the financial condition and results of operations and cash flows of the Company.

Dated: October 15, 2002


/s/Tom Richfield
--------------------------------------
Tom Richfield, Chief Executive Officer