Form 10KSB
period 2002-11-30
INFE COM INC
filed 2003-03-31
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended November 30, 2002
                                     -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________.

                      Commission File No. 000-28729

                              INFE, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


          FLORIDA                                             11-3144463
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     7787 Leesburg Pike #200
       Falls Church, VA                                        22043
---------------------------------------                ---------------------
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

                  YES   [X]                       NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the reported transition period: $__________


As of November 30, 2002 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $573,104, based on the average of the closing bid and asked prices on that date of $0.04. As of that date, there were 32,973,730 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format.    YES [ ]     NO  [X]

                             INFE, INC.

                            FORM 10-KSB

            FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

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

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
INFe, Inc. is a public, multi-faceted financial services company traded on the Over The Counter (OTC) Bulletin Board under the symbol INFE. INFe, Inc. ("the Company") operates as a merchant bank, investment bank and business advisory services provider. The Company identifies "early stage" undervalued private companies and assists them merge with "public shell" companies and obtain financing through the reverse merger process. In exchange for its services, the Company receives equity in the client firm as well as ongoing cash fees through management consulting contracts. Through careful due diligence in its selection of client firms, the Company expects to gain appreciation of its equity holdings as these portfolio clients grow. Currently, the Company holds equity positions in several publicly-traded client companies.

As a function of its merchant banking activities, it is the intent of the Company to make strategic acquisitions of early stage "high future value" technology companies, provide infrastructure, incubation and access to capital to grow its acquisition companies under the guidance of seasoned public company management teams and eventually "spin off" these acquisitions as independent public companies. Under this plan, Company shareholders will become shareholders of the newly formed public companies and share in the added value derived through these additional equity holdings. The Company plans to grow recurring revenues and earnings through its process of selective acquisition, scrubbing and growing and eventual the "spin off" of its holdings.

The Company believes it has a significant advantage for the implementation of its acquisition strategy because it has five wholly owned subsidiaries that can be utilized to create new public companies and has developed a network of referral acquisition companies through its INFe- Ventures Inc, investment banking subsidiary. INFe-Ventures, Inc. provides a significant inflow of companies seeking capital and/or an acquisition or investment partner.

It is the goal of the Company to build significant revenue, asset and shareholder value by executing its acquisition and "spin off" strategy and by continuing to contract with new clients seeking reverse mergers thereby obtaining additional equity and consulting fees as a source of future asset growth and income.

	INFe is currently organized into four subsidiaries, which work together to meet the needs of client companies.

        *       INFe-Ventures, Inc.
        *       INFe-Technologies, Inc.
        *       INFe-Human Resources, Inc.
        *       INFe-Relations, Inc.

In addition, The Company also owns and operates the subsidiary
ITCareerNet.com, Inc.

INFe-Ventures, Inc - provides financial and business consulting services to its clients. The services offered include due diligence, capital sourcing, mergers and acquisition consulting, and strategic business planning. During 2003, we completed the design, programming and implementation of the INFeVentureClub website. This website was developed to greatly expand the business capabilities of INFe-Ventures, Inc. by developing an Internet platform whereby accredited investors get access to member companies as a method of facilitating investment opportunities for both the member investors and companies. Since the launch of this website, INFe-Ventures, Inc. executed numerous contracts with companies seeking financing and has them featured on the INFe-VentureClub website.

INFe-Human Resources, Inc. - provides human resource administrative management, executive compensation plans and staffing services to client companies. The company has an agreement in place for the spin off control of this subsidiary to Daniels Advisory Group.


INFe-Technologies, Inc. - provides technology consulting, web site design and integration, systems administration and software consulting projects, serving as a technology outsourcing resource to its clients.

INFe-Relations, Inc. - provides investor and public relations services to clients. Services offered include conventional investor relations, the placement of client profiles on the INFe-VentureClub website, the arrangement for multi-media advertising, and a variety of other public relations services.

ITCareerNet.com, Inc. - is a technology based career site offering member companies and job seekers a platform to locate each other. Companies pay an annual subscription fee for access to the resume database. Job seekers post their resumes and gain access to new career opportunities. The service is free to job seekers. The Company also offers software to automate the search and retrieval of resumes and the posting of jobs by client companies. This service is offered on an ASP basis.

The Market
The market for the Company's services is large. By specializing in the micro-cap market and offering a portfolio of management consulting services directed to accelerating growth for both publicly traded and privately held companies, the Company has unlimited opportunities. Most all companies in this market segment are in need of the services provided by the Company, however many of these companies find it difficult to afford them. Current financial market conditions are making it increasingly difficult for companies in general to obtain capital. This is especially true for emerging private companies. Because of this condition, the reverse merger into a public shell is becoming an increasingly popular method for a privately held company to obtain access to capital in the microcap public markets. There are investment banks that specialize in funding microcap public companies with structured equity lines of credit that are not available to privately held companies. This has created expanded business opportunities for the company as more private companies seek out a merger into a public shell as a means of gaining access to financing.
The Company has therefore developed contacts within the financial services industry to provide financing for its clients and through the success of this program is now considered a viable resource for access to capital for the companies it services. The Company was successful in arranging over $30 million in financing contracts for its client in fiscal 2002.

Competition
The markets for all of our products and services are highly competitive. Furthermore, we expect the markets for our products and services to remain competitive as more companies offer competition in price, support, value added services, and quality, among other factors. The competition has not however prevented the Company from acquiring new clients as the Company has developed a respected reputation in the industry.

The INFe-Ventures subsidiary's primary competitors include a wide range of companies that provide management consulting, strategic business development support, introduction to capital sources and other services. These include companies in the venture capital field as well as broker/dealers and investment banks. The microcap business sector however is a fragmented marketplace with no single player dominating the field. As this subsidiary grows in experience and established track record, new opportunities are expected to come from more established companies seeking its services.

Employees
---------
As of the date of this prospectus we have no full-time employees with
the exception of two members of   Executive Management. We utilize a
varying number of independent contractors to provide services to our clients.


ITEM 2. DESCRIPTION OF PROPERTY

We sub-lease approximately 1500 square feet of general office space at 7787 Leesburg Pike #200, Falls Church Virginia 22043, which space is used as our principal executive offices. The sub-lease, which commenced on October 1, 2001 and expires on September 30, 2002, provides for a monthly payment of $3,521 and renews on a month to month basis. We have successfully eliminated other company paid regional offices in a process to reduce overhead.


ITEM 3. LEGAL PROCEEDINGS

An action for collection of legal fees was filed against the Company in the Fifteenth Judicial Circuit Court in and for the Palm Beach county of Florida in February 2002. The Company denies owing the amount in question and has engaged counsel to defend its position. As of March 2003, the plaintiff's motion for a judgment in this matter have been dismissed by the court. The company believes it will eventually be able to settle this matter.

Venture Consultants LLC and others filed a complaint against the Company and other defendants in the Circuit Court of Baltimore City. The complaint alleges that the Company participated in a breach by another defendant of that defendant's fiduciary duty to the plaintiff in connection with the sale of certain assets of the Company. The complaint seeks a constructive trust and other unspecified damages. The Company believes that his suit has been settled without its involvement.

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

	On July 10th 2002, the Company authorized a dividend of 2 for 1 to shareholders of record as of that date.

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


                             High    Low     High     Low

                             Historical       As Adjusted
                             ----------       -----------
Quarter Ended
-------------
November 30, 2002           $0.050   0.030   $ 0.050  0.050
August 31, 2002              0.010   0.040     0.100  0.050
May 31, 2002                 0.100   0.060     0.100  0.050
February 28, 2002            0.320   0.130     0.320  0.140

Quarter Ended
-------------
November 30, 2001           $0.280   0.040     0.280  0.040
August 31, 2001              0.110   0.040     0.440  0.160
May 31, 2001                 0.156   0.030     0.624  0.120
February 28, 2001            0.281   0.078     1.124  0.312

                             Historical       As Adjusted
                             ----------       -----------
Quarter Ended
-------------
November 30, 2000           $0.531   $0.125  $ 2.124 $0.500
August 31, 2000              0.813    0.250    3.252  1.000
May 31, 2000                 3.500    0.563   14.000  2.252
February 28, 2000            1.750    0.406    7.000  1.624


        RECORD HOLDERS. As of March 24, 2003, the approximate number of record holders of our common stock was 141 of which 9,030,111 shares are held in street name.

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

General
-------

	INFe, Inc., headquartered in Northern Virginia, together with its subsidiaries, offers a variety of business infrastructure services to emerging growth public and private companies through its subsidiary companies. To provide these services, INFe utilizes a group of regulatory, compliance, financial and management experts, consisting of persons inside the Company as well as outside consultants that are available to consult with client companies. INFe receives consulting fees in exchange for its services which are paid either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments.

	The Company recently announced plans to "spin off" certain of its subsidiaries into separate public companies and dividend stock to INFe shareholders in an effort to streamline its operations, and return the Company to profitability. The proceeds of these transactions will be used to pay down debt and re-position the Company for new operations. Following the successful completion of these spin offs, the Company will seek to acquire more traditional operating companies that have recurring revenues and profits.

        Management of the Company believes that it has proven that its business model has significant value to its client companies. The Company has grown its revenues through increased contracts, developed infrastructure and knowledge of the industry but must experience additional growth in its business model before the Company can return to profitability. Due to fluctuations in the stock market in general and the business of holding a portfolio of equities in emerging companies as a major component of revenue and cash flow unanticipated gains and losses can occur for the Company. When stock prices are on the decline as they have been for the past two years, the value of the Company's portfolio holdings can decrease rapidly and the Company may not be able to liquidate holdings in a timely fashion and at the values anticipated. This can create unanticipated cash flow problems for the Company and put additional pressure for the Company to reduce overhead, slowing growth and profits. Company management is planning to improve the fundamentals of its business model by seeking to raise additional working capital, spinning off or liquidating operations that are not providing substantial revenues and focusing on acquiring new recurring revenue operations. Additionally, the Company has developed a business model for the acquisition of existing public "shell companies" that would give it an immediate marketing advantage to close additional business, increase cash flow and profitability. To accelerate this plan, the Company has launched the INFe-VentureClub, a community of accredited investors and companies seeking access to capital. Plans are to present to accredited investors the opportunity to acquire equity control of pubic shell companies that would be merged with privately held companies under contract with the Company and financed through the Company's banking relationships. The accredited investors would be provided a short-term liquidity event as an exit strategy with anticipated above average gains on their equity investment.

	INFe is currently organized into four subsidiaries, which work together to meet the needs of client companies.

        *       INFe-Ventures, Inc.
        *       INFe-Technologies, Inc.
        *       INFe-Human Resources, Inc.
        *       INFe-Relations, Inc.

        In addition, The Company also owns and operates the subsidiary ITCareerNet.com, Inc.

INFe-Ventures, Inc - provides financial and business consulting services to its clients. The services offered include due diligence, capital sourcing, mergers and acquisition consulting, and strategic business planning. During 2003, we completed the design, programming and implementation of the INFeVentureClub website. This website was developed to greatly expand the business capabilities of INFe-Ventures, Inc. by developing an Internet platform whereby accredited investors get access to member companies as a method of facilitating investment opportunities for both the member investors and companies. Since the launch of this website, INFe-Ventures, Inc. executed numerous contracts with companies seeking financing and has them featured on the INFe-VentureClub website.

INFe-Human Resources, Inc. - provides human resource administrative management, executive compensation plans and staffing services to client companies. The company has an agreement in place for the spin off control of this subsidiary to Daniels Advisory Group.

INFe-Technologies, Inc. - provides technology consulting, web site design and integration, systems administration and software consulting projects, serving as a technology outsourcing resource to its clients.
The subsidiary is an authorized value added reseller for Riverstone Networks, Inc. The Company is seeking an acquisition candidate for this subsidiary.

INFe-Relations, Inc. - provides investor and public relations services to clients. Services offered include conventional investor relations, the placement of client profiles on the INFe-VentureClub website, the arrangement for multi-media advertising, and a variety of other public relations services. The Company is seeking a acquisition candidate for this subsidiary

ITCareerNet.com, Inc. - is a technology based career site offering member companies and job seekers a platform to locate each other.
Companies pay an annual subscription fee for access to the resume database. Job seekers post their resumes and gain access to new career opportunities. The service is free to job seekers. The Company also offers software to automate the search and retrieval of resumes and the posting of jobs by client companies. This service is offered on an ASP basis. The Company plans to "spin off" this subsidiary into an existing public company shell as soon as a suitable opportunity becomes available.

The Market
----------

The market for the Company's services is large. By specializing in the micro-cap market and offering a portfolio of management consulting services directed to accelerating growth for both publicly traded and privately held companies, the Company has unlimited opportunities. Most all companies in this market segment are in need of the services provided by the Company, however many of these companies find it difficult to afford them. Current financial market conditions are making it increasingly difficult for companies in general to obtain capital. This is especially true for emerging private companies. Because of this condition, the reverse merger into a public shell is becoming an increasingly popular method for a privately held company to obtain access to capital in the microcap public markets. There are investment banks that specialize in funding microcap public companies with structured equity lines of credit that are not available to privately held companies. This has created expanded business opportunities for the company as more private companies seek out a merger into a public shell as a means of gaining access to financing. The Company has therefore developed contacts within the financial services industry to provide financing for its clients and through the success of this program is now considered a viable resource for access to capital for the companies it services. The Company was successful in arranging over $30 million in financing contracts for its client in fiscal 2002.

Competition
-----------

The markets for all of our products and services are highly competitive. Furthermore, we expect the markets for our products and services to remain competitive as more companies offer competition in price, support, value added services, and quality, among other factors. The competition has not however prevented the Company from acquiring new clients as the Company has developed a respected reputation in the industry.

The INFe-Ventures subsidiary's primary competitors include a wide range of companies that provide management consulting, strategic business development support, introduction to capital sources and other services. These include companies in the venture capital field as well as broker/dealers and investment banks. This is a fragmented marketplace with no single player dominating the field. In addition to having more experience and established track records, the vast majority of these competitors have larger pools of both investment capital and skilled employees than we do.

The INFe-Human Resources subsidiary operates in a very fragmented market of human resource services providers. There are a wide variety of regional and national companies that provide human resource consulting services. The Company has therefore agreed to sell its Human Resource Subsidiary to Daniels Advisory Services as described in detail in this filing.

The INFe-Technologies subsidiary faces competition from the wide variety of technology consulting and development companies that exist in the market. These include both small local or regional companies, as well as nationally known website and e-commerce development companies.

The INFe-Relations subsidiary faces competition from other Investor Relations and Public Relations firms. This is however a fragmented marketplace with no dominant player and offers INFe-Relations opportunities to service many micro-cap companies.

Employees
---------

As of the date of this prospectus we have no full-time employees
with the exception of two members of   Executive Management. We
utilize a varying number of independent contractors.


Results of Operations
---------------------

Twelve Months Ended November 30, 2002 as Compared to Twelve Months Ended November 30, 2001
------------------------------------------------------------------

        Revenues for the twelve months ended November 30, 2002 increased by $818,931 or 931.4%, to $917,429 from $98,498 for the twelve months ended November 30, 2001. This increase is mostly attributable to additional shares of stock issued for consulting services on the contracts we entered into.

        Direct cost of revenues increased by $926,731 from $23,492 for the twelve months ended November 30, 2001 to $950,223 for the twelve months ended November 30, 2002. This increase is mostly attributable to the issuance of stock for services and compensation.

        Selling, general and administrative expenses decreased by $1,112,001, to $428,671 for the twelve months ended November 30, 2002, from $1,540,672 for twelve months ended November 30 2001. This decrease is primarily due to reduction in personnel costs, overhead and increased efficiencies of operations.

        Depreciation and amortization decreased by $150,369 to $80,846 for the twelve months ended November 30, 2002, from $231,215 for the twelve months ended November 30, 2001.

        During the year ended November 30, 2002, we had no gain or loss on asset impairment.

     	Realized loss on trading securities increased by $233,100 to $301,723 for the twelve months ended November 30, 2002 from $68,623 for the twelve months ended November 30, 2001. During fiscal 2002, we sold available-for-sale securities, which resulted in a loss of approximately $39,435. The remaining loss in fiscal 2002 is due to the temporary decline in market value of certain trading securities below their original cost.

         Interest expense decreased by $122,071, from $157,502 during the twelve months ended November 30, 2001 to $35,431during the twelve months ended November 30, 2002.


Twelve Months Ended November 30, 2001 as Compared to Twelve Months Ended November 30, 2000
------------------------------------------------------------------

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

        Selling, general and administrative expenses decreased by $2,021,480, or 57%, to $1,540,672 for the twelve months ended
November 30, 2001, from $3,562,152 for twelve months ended November 30 2000. This decrease is primarily due to a reduction in staff, resulting in decrease compensation expense, employee benefit and consulting fees.

        Depreciation and amortization increased by $22,333 to $231,215 for the twelve months ended November 30, 2001, from $208,882 for the twelve months ended November 30, 2000. This increase is due to the acquisition of fixed and intangible assets during the year.

        During the year ended November 30, 2001, we recognized a loss on asset impairment of $332,111 in connection with certain intangible assets that had been acquired from ClubComputer.com, Inc.


Liquidity and Capital Expenditures
----------------------------------

Accumulated Deficit
-------------------

	Accumulated deficit at November 30, 2002, was approximately $8,239,900 compared to an accumulated deficit of approximately
$7,311,289 at November 30, 2001. The increase in accumulated deficit was primarily due to net losses of approximately $928,611 for the year ended November 30, 2002.

        We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

        As of November 30, 2002, we had the following financing arrangements in place:

        *       Notes payable of $182,500.

        * A subordinated note payable to a third-party of approximately $119,890.


Management Plans
----------------

        Newly Announced Corporate Directive.  In order to improve the
        -----------------------------------
Company's performance, streamline operations, and return to profitability, management has formulated and announced a new business model that calls for the Company to spin off existing subsidiaries that will function as independent operating companies and dividend to Company shareholders a portion of the new company stock. The parent Company will focus on acquisitions with recurring revenues and significant growth potential and the continued expansion of its current financial services business.

        Spin Offs. In order to streamline the operations of the Company,
        ---------
reduce overhead and increase profitability, The Company plans on "spinning off" or selling certain subsidiary operations and using the proceeds to reduce debt and to make new acquisitons. Plans are underway to spin off the INFe-Ventures, INFe-Human Resources, and the ITCareerNet.com, Inc. operations. These spin offs will enable those operations to seek outside financing through investments made from newly acquired purchasers or through a merger with other public companies.

        Funding Agreements.  To fund these acquisitions, the
        ------------------
Company executed a term sheet in September from an investment bank to avail the Company up to $10 million in financing in the form of a structured equity line of credit. However, due to increased devaluation in its stock price, the Company has decided to postpone the pursuit of this agreement until more favorable market conditions exist for this transaction.

        Acquisitions.  On October 1, the Company completed its first
        ------------
Acquisition agreement, to purchase up to 80% of the equity of TelTech Global Solutions, Inc., a Florida Corporation that provides wholesale long distance telecommunications, broadband network engineering and serves as a last mile solution for both wire and wireless services. This Company currently has recurring revenues, an expansive equipment platform and a targeted customer base. The purchase agreement calls for the Company to invest one hundred thousand dollars to acquire up to eighty percent of TelTech. The Company has invested approximately twenty-five thousand dollars as of the end of February and is now in default of the terms and conditions of this purchase agreement. It has been decided by the board of directors of TelTech that new investors will be sought for TelTech until the Company decides if it will make additional investments. As a result the Company has acquired less equity in the Teltech operation.

Current Operations
------------------

        INFE-Ventures, Inc. - This subsidiary provides investment advisory services to both public and private companies. The subsidiary has contract in place to assist in financing, merger and acquisition and perform management consulting services. Income is derived from consulting fees and equity for payment of completed transactions. The subsidiary also operates the INFe-VentureClub, which is an Internet based platform to bring both accredited investors and companies together for capital resources. Fees are generated through membership fess charged to both companies and investors. There is also a sponsorship program that is designed to generate the income necessary to cover operating overhead.

        INFe-Relations, Inc. - this subsidiary provides Investor
Relations & Public Relations Services. We have commenced sales for our investor public relations services under our INFe-

Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

        INFe-Technologies, Inc.
        -----------------------
        The Company has discontinued its reseller program with Riverstone Networks, Inc. due to unfavorable market conditions for this business. We are currently seeking a merger partner for this subsidiary.

        Spin Off of Human Resources Subsidiary. In December 2001, we
        --------------------------------------
reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of financial services for the Human Resources industry. This subsidiary will be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during the first quarter of 2003.

        Spin Off of ITCareerNet.com Subsidiary. ITCareerNET.com, Inc.
        --------------------------------------
has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the Internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. INFe plans to spin-off its ITCareerNET.com, Inc. subsidiary as a separate public company by in 2003.

        Cancelled Transactions. The proposed agreement with Netline
        ----------------------
Services, Inc. as announced in a Company press release was terminated due to market conditions.


Summary
-------

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty due to potential changes in business conditions in the marketplace as well as unforeseen changes in the economy in general and the ability of the Company to meet its capital needs. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the risks and uncertainties described above.

The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

Inflation
---------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company's principal accountants are Bagell, Josephs & Co, LLC. The firm of Rachlin Cohen & Holtz LLP were terminated effective as of February 14, 2002 The engagement and termination was approved by the Company's Board of Directors.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

        Our directors, executive officers and key employees are as follows:

Name                    Age     Position Director                   Since
----                    ---     -----------------                   -----

Thomas M. Richfield	61	Chairman of the Board, President
                                And Chief Executive Officer         1995

Gus Mechalas            66      Executive Vice President and
                                Director                            1995


	Each of our directors holds his position until the next annual meeting of shareholders or until his successor is duly elected and qualified.

        Thomas M. Richfield - Chairman of the Board, President &
CEO. Mr. Richfield has more than 25 years experience in corporate business management, financial consulting, including mergers and acquisitions, reverse mergers, and capital formation. Mr. Richfield has been Chairman and CEO of INFe since 1995. During that time he has completely re-structured the company and has brought it to "fully reporting" status on the OTC Bulletin Board and created its current investment banking and business infrastructure services model. Since then, his accomplishments include serving as lead investment advisor on successful mergers, and financings. In January 2001, he founded the INFe-VentureClub, a network of accredited investors seeking investment opportunities and companies seeking financings which uses the Internet as its platform. In 1999, he founded ITCareerNet.com, an ASP, E-cruiting software provider of automated recruiting services and a wholly owned subsidiary of INFE. Mr. Richfield began his career in engineering, software development and sales management in 1965 with IBM, and in 1968 with Hewlett Packard and has owned and operated successful companies in the personnel staffing industry (1989 Star Personnel, Washington, D.C.).

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

Directors' Remuneration
-----------------------

        Our directors are presently not compensated for serving on the board of directors

Compliance with Section 16(A) of the Exchange Act
-------------------------------------------------

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

	Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended November 30, 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

	The following table sets forth the total compensation paid to or accrued for the twelve months ended November 30, 2002 and 2001 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such years exceeded $100,000.

Annual Compensation
-------------------

                                                                                Other                         Securities
   Name and                                                                     Annual        Restricted      Underlying
Principal Position                     Period           Salary       Bonus   Compensation    Stock Awards      Options
------------------                     ------          ---------     -----   ------------    ------------    -----------
Tom Richfield, CEO and President   12 Months Ended
                                      11/30/02         $ 200,000(1)    0                     $ 12,359 (2)     1,500,000
                                                                                                             (post split)
                                   12 Months Ended
                                      11/30/01         $ 200,000(3)    0                     $132,801 (4)


     (1)     Amount accrued for at November 30, 2002 is $100,000.
     (2)     Represents accrued quarterly bonus payable in cash or stock.
     (3)     Amount accrued for at November 30, 2001.
     (4) Represents 2,000,000 shares (pre-split) valued at $100,000 in lieu of salary and 411,451 shares (of which 295,756 were pre-split and 115,695 were post-split) valued at $32,801 in lieu of a bonus.

Aggregated Options Exercises in Fiscal 2002 and Year-End Option Values
----------------------------------------------------------------------

	There were no Option Exercises in the last fiscal year.

	The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of November 30, 2002.


                                                Number of Securities      Value of Unexercised In-
                  Shares                       Underlying Unexercised     the-Money Options at
                Aquired on       Value         Options at 11/30/02 (#)     11/30/02 ($) (1)
Name            Exercise (#)   Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
----            ------------   ------------   -------------------------   -------------------------

Tom Richfield        -            -                  1,500,000                $        -
                                                    (post-split)


    (1) The fair market value of the Company's common stock at the close of business on November 30, 2002 was $0.04.

Employment Agreements
---------------------

        We have entered into an employment agreement with our President and Chief Executive Officer as follows:

        Thomas M. Richfield, President and Chief Executive Officer, entered into an agreement effective January 1, 2000 through January 1, 2003, with year-to-year extensions thereafter. The original agreement provides an annual salary of $200,000 and options to acquire 1,500,000 shares (adjusted for splits) of common stock vesting over a three year period. The agreement also provides for Mr. Richfield to receive a quarterly bonus of 3% of our market capitalization measured at the end of each three month period, divided by 4 (four), and paid in restricted shares at a 20% discount to the bid price averaged over the previous 15 days, and for participation in all benefits offered executives of the Company, such as health, vacations, holiday and other fringe benefits.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2002 by those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                     Amount and
                                     Nature of       Percent of
Name of                              Beneficial      Outstanding
Beneficial Owner*(1)                Ownership(2)       Shares
--------------------                ------------     -----------

Thomas Richfield, Chief Executive
  Officer, President and Director    8,545,000 (3)       25.94%

Europa Global Investments, Inc.      2,400,000            7.29%

Gus Mechalas                         4,665,120           14.16%



Free Money, Inc.                     3,000,000            6.52%

All Directors and Officers as
a Group (2 Persons)                 11,710,120           35.55%


* Unless otherwise noted, the address of each of these persons is c/o Infe, Inc., 7787 Leesburg Pike, #200, Falls Church, Virginia 22043.

(1) Except as otherwise indicated, all shareholders have sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.
(2) Based on 32,937,730 shares of common stock issued and outstanding as of November 30, 2002.
(3) Includes 1,500,000 options (post split) to purchase shares at $0.4685 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Common Stock for Services Issued to our President and CEO
---------------------------------------------------------

        To date, our President has been compensated for services through the issuance of our common stock.

	During the year ended November 30, 2002, he earned 5,000,000 (post split) shares of restricted Rule 144 common stock valued at $100,000.00. He is owed an additional $100,000 of wages and $12,359 as a bonus calculated as a discounted percentage of market cap per quarter in shares of common stock which represents the balance of compensation for the year 2002 and his bonus.

        During the year ended November 30, 2001, he earned 411,451 shares (of which, 295,756 were pre-split and 115,695 were post-split) of restricted Rule 144 common stock as a bonus for the year. These shares were valued at $32,801. During the year ended November 30, 2001, he was issued a total of 585,277 (pre-split) shares valued at $87,629 against the 700,972 shares owed to him. The remaining balance of 115,695 shares (post-split) valued at $12,240 owed to him is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued 2,000,000 shares (pre-split) of restricted Rule 144 common stock valued at $100,000 to our President and CEO in lieu of salary for the first and second quarter of fiscal 2001.

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

Loans from our President and CEO
--------------------------------

        During the year ended November 30, 2001, he loaned us $127,761 and we repaid him $52,555, resulting in a balance of $ 98,707 as of November 30, 2001.

Employment Agreement With Our President and CEO
-----------------------------------------------

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

(3.1)   Articles of Incorporation of Infocall Communications Corp. (1)
(3.2) Articles of Amendment to Articles of Incorporation of Infocall Communications Corp. (2)
(3.3)   Bylaws of Infocall Communications Corp. (3)
(3.4) Amended and Restated Articles of Incorporation of Infocall Communications Corp.(4)
(3.5)   Certificate of Amendment to Certificate of Incorporation of Infe,
        Inc. (5)
(4.1)   Specimen Stock Certificate (6)
(10.1) Thomas R. Richfield Employment Agreement dated January 1, 2000 (7) (10.2) Amendment to Thomas R. Richfield Employment dated July 12, 2000 (8) (10.3) Relationship Agreement between Arthur D. Viola and INFe, Inc. and
        Thomas M. Richfield dated December 19, 2001. *

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

                              SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on From 10-KSB for the fiscal year ended November 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INFe, Inc.


Dated: March 31, 2002           By: /s/ THOMAS M. RICHFIELD
                                   -----------------------------------
                                   Thomas M. Richfield: Chairman of
                                   the Board, President and CEO




DATE                    SIGNATURE                    TITLE
----                    ---------                    -----



March 31, 2003          /s/ Thomas M. Richfield      Chairman of the Board,
                                                     President and CEO
                                                     (Principal Executive
Officer)

March 31, 2003          /s/ Gus Mechalas             Director

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'                F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets                                                   F-2

  Statements of Operations                                         F-3

  Statements of Stockholders' Equity (Deficit)                     F-4

  Statements of Cash Flows                                         F-5

  Notes to Financial Statements                                 F-6 to F-31

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
           ---------------------------------------------------



To the Stockholders of
INFe, Inc. and Subsidiaries
Falls Church, Virginia


We have audited the accompanying consolidated balance sheets of INFe, Inc. and Subsidiaries (the "Company") as of November 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for November 30, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern.
The Company has incurred substantial net losses in fiscal years ended 2002 and 2001 and its current liabilities exceed its current assets by $1,070,645 and $986,919 for the years ended 2002 and 2001, respectively. Management's plans in regards to these matters are also discussed in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFe, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the consolidated results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/BAGELL, JOSEPHS & COMPANY, L.L.C.


BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 27, 2003

                           INFE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2002 AND 2001

                                                  2002              2001
                                              ------------      ------------
ASSETS

Current Assets:
  Cash                                        $        465      $     22,294
  Investments - trading securities                 213,981            91,715
                                              ------------      ------------
        Total current assets                       214,446           114,009

Available For Sale Securities                          200             9,911
                                              ------------      ------------

        Total current assets and available
        for sale securities                        214,646           123,920

Property and Equipment, net                         24,951            78,790

Intangible Assets, net                              25,160            52,168

Other Assets                                        29,792            22,792
                                              ------------      ------------
        TOTAL ASSETS                          $    294,549      $    277,670
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses       $    705,630      $    695,709
  Payroll taxes payable                            290,292           255,292
  Due to related parties                           106,839           109,838
  Notes payable                                    182,500            50,000
                                              ------------      ------------
        Total current liabilities                1,285,261         1,110,839
                                              ------------      ------------

Subordinated Note Payable                          119,890           119,890
                                              ------------      ------------

        TOTAL LIABILITIES                        1,405,151         1,230,729
                                              ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.0001 par value,
    20,000,000 shares authorized;
    none issued and outstanding                      -                -
  Common stock, $0.0001 par value,
    200,000,000 shares authorized;
    32,937,730 shares at November 30, 2002
    and 6,800,082 shares at November 30,
    2001 issued and outstanding                      3,294               680
  Additional paid-in-capital                     7,261,004         6,357,550
  Deficit                                       (8,239,900)       (7,311,289)
  Stock issued and held as collateral by
    note holder                                   (135,000)            -
                                              ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (1,110,602)         (953,059)
                                              ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                      $    294,549      $    277,670
                                              ============      ============


          The accompanying notes are an integral part of the consolidated financial statements.

                      INFE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED NOVEMBER 30, 2002 AND 2001


                                                  2002              2001
                                              ------------      ------------

REVENUE                                       $    917,429      $     98,498
                                              ------------      ------------

COSTS AND EXPENSES:
  Direct costs of revenue                          950,223            23,492
  Selling, general and administrative              428,671         1,540,672
  Loss on asset impairment                               -           332,111
  Depreciation and amortization                     80,846           231,215
                                              ------------      ------------
                                                 1,459,740         2,127,490
                                              ------------      ------------

  Loss from operations                            (542,311)       (2,028,992)
                                              ------------      ------------
OTHER INCOME (EXPENSE):
  Interest income                                        -               109
  Interest expense                                 (35,431)         (157,502)
  Loss on disposal of assets                             -            (5,895)
  Realized loss on investments                     (39,435)         (145,594)
  Other than temporary decline in market
    value of available-for-sale securities          (9,711)         (903,719)
  Unrealized loss on trading securities
    investments                                   (301,723)          (68,623)
                                              ------------      ------------
                                                  (386,300)       (1,281,224)
                                              ------------      ------------

LOSS BEFORE INCOME TAXES                          (928,611)       (3,310,216)

INCOME TAX (EXPENSE) BENEFIT                             -          (592,959)
                                              ------------      ------------
NET LOSS                                      $   (928,611)     $ (3,903,175)
                                              ============      ============
NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED                         $      (0.04)     $      (0.61)
                                              ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                22,461,974         6,363,046
                                              ============      ============




          The accompanying notes are an integral part of the consolidated financial statements.

                         INFE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                                       Additional                Stock Issued    Compre-
                                      Common Stock       Paid-in                 and Held as     hensive    Deferred
                                    Shares    Amount     Capital      Deficit    Collateral      Income     Charges       Total
                                  ----------  -------  ----------  ------------  ------------  ----------  ----------- -----------

Balance, November 30, 2000        16,201,714  $ 1,620  $5,743,638  $(3,408,114)  $     -       $1,009,633  $ (382,049) $ 2,964,728

Year Ended November 30, 2001:

  Issuance of common stock in
    lieu of cash for compensation
    and services                   6,198,614      620     372,354       -              -             -            -        372,974

  Repayment of subordinated note
    payable through issuance of
    common stock                    4,800,000     480     239,518       -              -             -            -        239,998

  Unrealized loss on available-
    for-sales securities net of
    income tax benefit
      of $592,959                       -         -          -          -              -       (1,009,633)              (1,009,633)

  Amortization of deferred
    compensation                        -         -          -          -              -             -        137,049      137,049

Write-off of deferred
   compensation                         -         -          -          -              -             -        245,000      245,000

   Net loss                             -         -          -      (3,903,175)        -             -            -     (3,903,175)
                                  ----------  -------  ----------  -----------   ------------  ----------  ----------- -----------
Balance before 1 for 4 reverse
  split                           27,200,328    2,720   6,355,510   (7,311,289)        -             -            -       (953,059)

  One for four reverse split     (20,400,246)  (2,040)      2,040       -              -             -            -           -
                                  ----------  -------  ----------  -----------   ------------  ----------  ----------- -----------

Balance, November 30, 2001         6,800,082      680   6,357,550   (7,311,289)        -              -           -       (953,059)

Year Ended November 30, 2002:

  Issuance of common stock in
    lieu of cash for
    compensation and services      6,918,783      692     660,376       -              -              -          -        661,068

  Issuance of common stock in
    lieu of cash for collateral
    of a note payable              1,500,000      150     134,850       -            (135,000)        -          -            -
                                  ----------  -------  ----------  -----------   ------------  ----------  ----------- -----------
Balance before 2 for 1 stock
  split                           15,218,865    1,522   7,152,776   (7,311,289)      (135,000)        -          -        (291,991)

  Two for one stock split         15,218,865    1,522      (1,522)      -              -              -          -            -
                                  ----------  -------  ----------  -----------   ------------  ----------  ----------- -----------

                                  30,437,730    3,044   7,151,254   (7,311,289)      (135,000)        -          -        (291,991)

  Issuance of common stock in
    lieu of cash for
    compensation and services      2,500,000      250     109,750       -              -              -          -         110,000

   Net loss                             -         -          -        (928,611)        -              -          -        (928,611)
                                  ----------  -------  ----------  -----------   ------------  ----------  ----------- -----------
Balance, November 30, 2002        32,937,730  $ 3,294  $7,261,004  $(8,239,900)  $   (135,000) $      -    $     -     $(1,110,602)
                                  ==========  =======  ==========  ===========   ============  ==========  =========== ===========




          The accompanying notes are an integral part of the consolidated financial statements.

                     INFE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                                        2002              2001
                                                    ------------      ------------

Cash Flows from Operating Activities:
  Net loss                                          $   (928,611)     $ (3,903,175)
                                                    ------------      ------------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                     80,846           231,215
        Deferred income tax expense                            -           592,959
        Loss on asset impairment                               -           332,111
        Unrealized holding loss on investments           301,723            68,623
        Realized loss on investments                      39,435           145,594
        Other than temporary decline in market
          value of available-for-sale
          securities                                       9,711           903,719
        Stock issued in lieu of cash for services        771,068           186,824
        Stock to be issued in lieu of cash for
          services                                             -            22,240
        Stock received  in lieu of cash for
          services rendered                             (488,576)          (29,551)
        Stock issued  in lieu of interest                      -           120,000
        Loss on disposal of assets                             -             5,895

        Changes in operating assets
          and liabilities:
           Decrease in accounts receivable                     -            14,168
           (Increase) Decrease in prepaid expenses
             and other assets                             (7,000)            6,010
           Decrease in deferred charges                        -           382,049
           Increase in accounts payable, taxes
             payable  and accrued expenses                44,921           570,374
           (Decrease) in deferred revenue                      -            (4,142)
                                                    ------------      ------------
              Net cash used in operating
              activities                                (176,483)         (355,087)
                                                    ------------      ------------

Cash Flows from Investing Activities:
  Purchase of investments                                 (6,577)          (13,830)
  Proceeds from sale of investments                       31,730           315,599
  Web site development                                         -           (24,851)
  Proceeds from sale of property and equipment                 -               900
  Deposit                                                      -           (26,063)
                                                    ------------      ------------
              Net cash provided by investing
              activities                                  25,153           251,755
                                                    ------------      ------------


Cash Flows from Financing Activities:
  Proceeds from issuance of notes payable                132,500            50,000
  Proceeds (repayments) from loans from related
    parties                                               (2,999)           72,145
                                                    ------------      ------------
              Net cash provided by financing
              activities                                 129,501           122,145
                                                    ------------      ------------

Net Increase (Decrease) in Cash                          (21,829)           18,813
Cash, Beginning                                           22,294             3,481
                                                    ------------      ------------
Cash, Ending                                        $        465      $     22,294
                                                    ============      ============




          The accompanying notes are an integral part of the consolidated financial statements.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization
-------------------------------

INFe (the "Company") was incorporated in the State of Florida on February 1, 1993 as Infocall Communication Corp. On March 17, 2000, the Articles of Incorporation were amended to change the name to INFe.com, Inc., and to increase the authorized number of shares of $0.0001 par value common stock to 100,000,000 and the authorized number of $0.0001 par value preferred stock to 20,000,000.

On August 3, 2001, the Company amended the Certificates of Incorporation to change the name of the Company to INFE, Inc., and to increase the total number of shares of capital stock that the Company has the authority to issue to 220,000,000. The total number of authorized shares of common stock, $0.0001 par value, is 200,000,000 and the total number of authorized shares of preferred stock, $0.0001 par value, is 20,000,000.

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

The Board of Directors, without stockholder approval, is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of November 30, 2002 and 2001, the Company had no preferred stock outstanding.

On June 26, 2002, the Board of Directors approved a 2 for 1 stock split effective for shareholders of record as of July 10, 2002. Shares mentioned in the consolidated financial statements are post-split unless otherwise noted.

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

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business (Continued)
--------------------

either in cash, equity instruments of the client company, including shares, options and warrants, or some combination of cash and equity instruments.

INFe is organized into four divisions which work together to meet the needs of client companies. In the year ended November
30, 2002 these divisions were formalized into separate wholly owned subsidiaries as follows:

     *       INFe-Ventures, Inc.
     *       INFe-Technologies, Inc.
     *       INFe-Human Resources, Inc.
     *       INFe-Relations, Inc.

In addition, the human resources division includes the subsidiary IT*CareerNet.com, Inc.

On October 1, 2002, the Company was to acquire an 80% interest in the outstanding common stock of TelTech Global Solutions, Inc., ("TelTech") a provider of telecommunications services with operating revenues and equipment valued at over $2 million and no material debt. Teltech currently has subscriber clients generating recurring monthly revenues. Teltech provides wholesale long distance voice and broadband data services to both national and international clients and countries. Teltech also provides telecommunications engineering and deployment services that provide "last mile" termination and ISP services for both wired and wireless client installations. After an initial 25% interest in Teltech, the Company decided against proceeding with the remainder of the acquisition due to Teltech not meeting the Company's business model.

INFe-Ventures Division
----------------------

	INFe-Ventures, Inc. provides financial and business consulting services for the Company's clients. The services that are offered include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning. They currently have several companies under contract, both private and public, and have accumulated a portfolio of equity securities of these companies. During 2002, the design, programming and implementation of the INFeVentureClub website was completed. This website was developed to greatly expand the business capabilities of INFe-Venture, Inc. by developing an Internet platform whereby accredited investors get access to member companies as a method of facilitating investment opportunities for both the member investors and companies. Since the launch of this website, INFe-Ventures, Inc. executed numerous contracts with companies seeking financing and has them featured on the INFeVentureClub website.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business (Continued)
--------------------

INFe-Human Resources Division
-----------------------------

INFe-Human Resources, Inc. allows the Company to provide human resource administrative management, executive compensation plans and staffing services to client companies.
The Company has an agreement in place for the spin off control of this subsidiary to Daniels Advisory Group.

INFe-Technologies Division
--------------------------

INFe Technologies, Inc. provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to the Company's clients. The Company is also an authorized value added reseller for Riverstone Networks, Inc.

INFe-Relations Division
-----------------------

INFe-Relations, Inc. provides investor and public relations services to the Company's clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services. In February 2001, this division purchased an opt-in list of e-mail addresses of entities that have expressed interest in receiving information about public companies.

ITCareerNet.com, Inc.
---------------------

ITCareerNet.com, Inc., is a technology based career site offering member companies and job seekers a platform to locate each other. Companies pay an annual subscription fee for access to the resume database. Job seekers post their resumes and gain access to new career opportunities. This service is free to job seekers. The Company also offers software to automate the search and retrieval of resumes and the posting of jobs by client companies. This service is offered on an ASP basis.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of INFe, Inc., and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments and accounts receivable.

Cash
----

At various times during the years, the Company had deposits in financial institutions in excess of federally insured limits ($100,000). The Company maintains the cash is with high quality financial institutions, which minimizes these risks.

Accounts Receivable
-------------------

The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001




NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments
-----------

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 the unrealized holding gains and losses for trading securities are included in earnings, and unrealized gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

Revenue Recognition
-------------------

The Company earns revenue from IT staffing fees and management consulting fees, both of which are recognized as the services are rendered, generally over the life of an agreement.

The Company periodically receives equity instruments and warrants from companies for which services are performed, in addition to the cash paid for such services. Primarily all of the equity instruments are common stock of public companies, with limited trading activity. Equity instruments and warrants for which there is not a readily available market value are valued based on factors such as price offered in a private placement, a history of cash flow from operations, and other pertinent factors. Management also considers recent offers to purchase a portfolio of the company's securities and the filings of registration statements in connection with other offerings of the company's securities.

During the years ended November 30, 2002 and 2001, the Company recognized revenue associated with equity instruments received for services rendered of approximately $488,576 and $28,500, respectively.

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

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
-----------------

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, equity instruments, accounts payable, accrued liabilities and loans and notes payable. The carrying amounts of such financial instruments, except equity instruments, as reflected in the consolidated balance sheets, approximate their estimated fair value as of November 30, 2002 and 2001. Equity instruments are carried at fair value. The estimated fair value is not necessarily indicative of the amounts we could realize in a current market exchange or from future earnings or cash flows.

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

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option.
SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share
-------------------------

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options are excluded from the diluted computation as the effect would be anti-dilutive.

Income Taxes
------------

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Segment Information
-------------------

The Company follows the provisions of SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended November 30, 2002 and 2001 were $26,685 and $11,836, respectively.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.
Accordingly, the Company does not expect adoption of the new standard to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the consolidated results of operations, financial position and cash flows.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. As noted in Note 4, the Company recognized $332,111 in impairment charges during the year ended November 30, 2001 in connection with the ClubComputer.com, Inc. agreement.

There were no adjustments made to the consolidated financial statements for the year ended November 30, 2002 in regards to FASB 142.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 2.	LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Going Concern Considerations
----------------------------

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred substantial net losses in fiscal years 2002 and 2001, and has an accumulated deficit as of November 30, 2002 of approximately $8,218,000. Additionally, the Company is subject to the cash flow impacts of receiving substantial portions of revenue in equity instruments, which in large part are not yet available for sale at the time they are received. The Company possess' demand and piggyback registration rights for some of the shares. All of the shares generally become available for sale after the Company has owned them for more than one year, subject to the limitations of SEC Rule 144. In addition, the Company had not remitted payroll taxes on a timely basis during fiscal year 2000 and the first quarter of 2001 (see Note 9). These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in each of its areas of operation. This plan includes the following, subject to obtaining the necessary financing:

*       Signing new clients for the INFe-Ventures, Inc. subsidiary.
*       In December 2001, the Company reached an agreement with Arthur
        D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a
        roll-up of Professional Employer Organization (PEO).   This
        subsidiary will than be spun-off as a separate public company. This roll-up and spin-off is expected to be completed during the second quarter of 2003.
* The Company has commenced sales for its investor public relations services under the INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.
* The Company became authorized as a value-added reseller for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment with annual revenue in excess of $69,000,000. The Company is positioned as both a reseller and financing resource for Riverstone and expects to generate a significant sales volume through this relationship.
* The new VentureClub website was launched in the third fiscal quarter of 2002 to assist emerging companies in locating financing and for investors to identify emerging companies they wish to target for investment. VentureClub's operations is expected to provide a significant revenue stream for the Company.
* The Company's wholly-owned subsidiary, ITCareerNET.com, Inc. has successfully completed an upgrade of its proprietary software and website content in preparation for a re-launching of its business into the internet-based recruiting industry. The new system will function as an ASP (Automated Service Provider) and provide clients with a web-based state of the art automated recruiting system. The Company plans to spin-off its, ITCareerNET.com, Inc. subsidiary as a separate public company.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 2.	LIQUIDITY AND PROFITABILITY CONSIDERATIONS (CONTINUED)

Going Concern Considerations (Continued)
----------------------------------------

* Management has formulated and announced a new business model that calls for the Company to begin an acquisition program designed to bring recurring revenues and earnings into the Company, spin off existing service subsidiaries that will function as independent operations and focus on additional acquisitions in the telecommunications, biomedical, software and technology products industries that have recurring revenues and significant growth potential. In October the Company acquired TelTech, its first acquisition, and is screening additional prospective acquisition target companies.
* The Company executed a term sheet in the fourth fiscal quarter from an investment bank to avail the Company up to $10,000,000 in financing in the form of a structured equity line of credit, to help fund these acquisitions. The Company has postponed this financing until better terms can be arranged.

Summary
-------

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 3.	PRIOR PERIOD ADJUSTMENT

As more fully described below, and based upon the subsequent discovery of facts existing when the consolidated financial statements were originally issued, the Company corrected the accounting for shares of common stock issued during 1997 in connection with an agreement to purchase long distance telephone services during fiscal 2000. The correction was made to reflect the deferred charge associated with the common shares issued over the contract period as outlined in the agreement.

In December 1996, the Company entered into an agreement to purchase up to $1,000,000 of long distance telephone services. The consideration was to be up to 500,000 shares (pre-split of the August 2001 split) of our common stock, subject to SEC Rule
144. The actual number of shares to be exchanged was predicated upon the value of our common stock at the time the telecommunications time was used.

The Company had not used any telecommunications services pursuant to this agreement through November 30, 2000.
Additionally, the company that was obligated to provide these telecommunication services ceased operations on or about
January 1, 2000.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 3. PRIOR PERIOD ADJUSTMENT (CONTINUED)

The Company issued 500,000 shares (pre-split of the August 2001 split) of its common stock to the service provider on July 30, 1997. The consolidated financial statements for the year ended November 30, 2000 were restated to reflect those common shares as issued and outstanding and to reflect the deferred charge associated with the issuance of those shares as a reduction of stockholders' equity.

Due to the fact that no services were rendered, the Company pursued the return of those common shares during fiscal 2001.
As the Company was not successful in obtaining the return of its common shares, the balance of the deferred charge
($245,000) was charged to expense in that period.

NOTE 4.	BUSINESS ACQUISITIONS

ClubComputer.com, Inc.
----------------------

Effective April 10, 2000, the Company acquired certain intangible assets of ClubComputer.com, Inc. in exchange for consideration consisting of (i) 250,000 shares (pre-split of the August 2001 split) of our restricted common stock at closing, which were valued at $320,250 and (ii) seven equal installments of $250,000 in our restricted common stock every three months from the date of closing. The purchase price of approximately $1.6 million was assigned to intangible assets acquired based on estimated fair values at April 10, 2000, the date of acquisition.

On August 9, 2000, the Company signed an addendum to the Agreement for Sales of Assets of ClubComputer.com, Inc. The addendum provided for a single and final payment of 800,000 shares (pre-split) of common stock after receipt of which the Company will have completely extinguished its debt to the Seller. The 800,000 shares (pre-split of the August 2001 split) were issued to ClubComputer.com, Inc., and valued at $277,550, resulting in a total revised purchase cost of $597,800. The cost originally assigned to intangible assets was modified accordingly. The intangible assets were being amortized over a three-year period.

During fiscal 2001, management reevaluated the remaining value of this intangible for impairment and wrote off the entire remaining balance of $332,111.

Exposure4u.com, Inc.
--------------------

On August 16, 2000, the Company acquired the assets of Exposure4u.com, Inc. for a total consideration of $53,406, consisting of $40,125 in cash and the issuance of 42,500 shares (pre-split of the August 2001 split) of the Company's common stock valued at $13,281. The acquisition was accounted for as a purchase. The total consideration exceeded the fair value of the assets acquired (consisting of hardware and software) by $46,063. This excess is included in intangible assets and is being amortized over a three-year period.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001

NOTE 4.	BUSINESS ACQUISITIONS (CONTINUED)

Exposure4u.com, Inc. (Continued)
--------------------------------

As an integral part of the acquisition of Exposure4u, the Company entered into employment agreements with the two former owners of Exposure4u. Both agreements were for a period of one year, from August 21, 2000 to August 21, 2001.

In January 2001, the Company terminated the above employment agreements pursuant to termination provisions within the agreements. The Company also recorded an adjustment for impairment of the intangibles acquired in connection with this purchase in the amount of $46,713.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2002 and 2001 were as follows:

                              Estimated Useful
                                Lives (Years)          2002            2001
                              ----------------      ----------      ----------
Furniture and fixtures              5               $    8,000      $    8,000
Equipment                          3-5                  47,365          47,365
Website design and setup            3                  130,823         130,823
Hardware and software               3                   10,253          10,253
                                                    ----------      ----------
                                                       196,441         196,441
Less accumulated depreciation                          171,491         117,652
                                                    ----------      ----------
Property and equipment, net                         $   24,950      $   78,790
                                                    ==========      ==========


Depreciation expense was $53,839 and $59,934 for the years ended
November 30, 2002 and 2001, respectively.

NOTE 6.	INVESTMENTS

The following is a summary of the investment securities as of November 30, 2002 and 2001.


                     Year Ended November 30, 2002
                     ----------------------------

                                           Cumulative    Cumulative
                                              Gross        Gross
                                            Unrealized   Unrealized   Estimated
                                  Cost        Gains        Losses     Fair Value
                            -------------  -----------   ----------   ----------

Trading equity securities   $     607,788  $         -   $ (393,807)  $  213,981
                            =============  ===========   ==========   ==========
Available-for-sale
   equity securities        $         280  $         -   $      (80)  $      200
                            =============  ===========   ==========   ==========

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 6.	INVESTMENTS (CONTINUED)

                     Year Ended November 30, 2001
                     ----------------------------

                                           Cumulative    Cumulative
                                              Gross        Gross
                                            Unrealized   Unrealized   Estimated
                                  Cost        Gains        Losses     Fair Value
                            -------------  -----------   ----------   ----------

Trading equity securities   $     174,168  $         -   $  (82,453)  $   91,715
                            =============  ===========   ==========   ==========
Available-for-sale
   equity securities        $       9,911  $         -   $        -   $    9,911
                            =============  ===========   ==========   ==========

During the year ended November 30, 2002, the Company received a total of 1,309,853 shares of common stock of four companies with a value of $488,576, as payment for consulting services and success fees, which are included in trading equity securities. The fair value of the consulting services provided equals the market value of the securities received as payment per the terms of the agreement.

There were no proceeds from sales of available-for-sales securities and no gross realized gains and the Company recognized a loss $9,711 due to an other than temporary decline in the market value of some available-for-sale securities for the year ended November 30, 2002.

During the year ended November 30, 2001, the Company sold 250,000 shares of available-for-sale securities for $127,500. The carrying cost of the securities was $232,015, resulting in a realized loss of $104,515. In addition, during the year ended November 30, 2001, the Company recognized a loss of $903,719 due to an other than temporary decline in the market value of some available-for-sale securities. Furthermore, during the year ended November 30, 2001, the Company transferred available-for-sale securities with a carrying cost of $238,280 to its trading securities portfolio, as the securities became free trading.

The change in net unrealized holding gains (losses), net of deferred income taxes, included in other comprehensive income
(loss) amounted to $ -0- and $(1,009,633) for the years ended
November 30, 2002 and 2001, respectively.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 7.	INTANGIBLE ASSETS

Intangible assets as of November 30, 2002 and 2001 were as follows:

                                          2002             2001
                                        ---------        ---------
Intangible assets                       $  81,019        $  81,019
Accumulated amortization                   55,858           28,851
                                        ---------        ---------
                                        $  25,161        $  52,168
                                        =========        =========

Amortization expense for the years ended November 30, 2002 and 2001 were $27,007 and $171,281, respectively.

Additionally, during the year ended November 30, 2001, we wrote off intangible assets with a remaining value of $332,111.

NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable as of November 30, 2002 and 2001 were as follows:

                                                     2002             2001
                                                  ---------        ---------
Accounts payable                                  $ 375,297        $ 385,544
Accrued payroll, including $100,000
due the President and CEO for 2002
and 2001                                            182,324          182,324
Accrued bonuses and fees                             22,240           22,240
Accrued interest                                     60,309           34,878
Other accrued liabilities                            65,460           70,723
                                                  ---------        ---------
                                                  $ 705,630        $ 695,709
                                                  =========        =========
Accrued bonuses and fees consist of the
following:

Due the President and CEO for bonus earned
during the third and fourth quarter of 2001,
in accordance with the terms of an employment
agreement dated January 1, 2000; payable in
231,390 shares of common stock for 2001           $  12,240        $  12,240

Due to a third party in 400,000 shares of
common stock, in connection with two notes
payable to the third party.  See Note 11             10,000           10,000
                                                  ---------        ---------
                                                  $  22,240        $  22,240
                                                  =========        =========

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001

NOTE 9.	PAYROLL TAXES PAYABLE

Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the third and fourth quarters of 2000 and the first quarter of 2001, related to the non-cash compensation paid to certain employees, that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes. No subsequent payments have been made on these payroll taxes to the date of this report.

NOTE 10. RELATED PARTY TRANSACTIONS

During the course of business, the President and other employees will advance funds to the Company, that are non-interest bearing and due on demand. The Company at November 30, 2002 and 2001, owes these related parties $106,839 and $109,838, respectively. The Company has classified these payables as current liabilities.

NOTE 11. NOTES PAYABLE

During the year ended November 30, 2001, the Company borrowed
$50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11,

2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on August 31, 2001 and was in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note and accrued interest was due on October 31, 2001 and was in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Subsequently, the lender extended the due dates of these notes to June 30, 2003, and no additional late charges have been accrued. Interest however, is still accruing.

As an inducement to offer these loans, the Company agreed to issue 400,000 shares of its common stock to the lender of these notes. Interest expense of $10,000 was charged to operations, with the offset included in accounts payable and accrued expenses at November 30, 2001. During the year ended November 30, 2002, the Company issued 400,000 of the 800,000 shares (pre-split) of stock to the note holder valued at $14,000, in lieu of paying some of the back interest that was accrued. Interest expense on these notes was approximately $6,000 and $1,500, respectively for the years ended November 30, 2002 and 2001.

The Company signed a formal note in the amount of $55,000 evidencing the amount due its former auditing firm. This note was due on June 15, 2002 with interest payable at 8% and is currently in default. Accrued interest and interest expense on this note for the year ended November 30, 2002 is $3,667.

The Company entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorney) with interest at 12%. Concurrent therewith, the Company issued 3,000,000 shares to the holder of the note as collateral. The value ($135,000) of the Company's common stock issued as collateral is included as a reduction of additional paid in capital in the equity section of the consolidated financial statements. The note with interest is due and payable on April 25, 2003. Accrued interest and interest expense on this note for the year ended November 30, 2002 is $5,425.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 12. SUBORDINATED NOTE PAYABLE

During the year ended November 30, 2000, the Company borrowed $295,021 pursuant to a note payable to a third party. The note is subordinated to all of the Company's existing liabilities and is accruing interest at 10% per annum. The note was collateralized by an engagement agreement between the Company and one of its customers dated May 2, 2000, pursuant to which the

Company was to receive a management fee of $150,000. Upon receipt of this fee, the Company was to remit to the holder of the note a principal payment of $150,000 and any outstanding accrued interest. The engagement agreement was cancelled without the Company receiving any management fee.

In October 2000, the Company transferred securities with a value of $37,500 to the third party, and repaid an additional $17,631, thereby reducing the balance of the note to $239,890 as of November 30, 2000.

During the year ended November 30, 2001, the Company issued 4,800,000 shares (pre-split of the August 2001 split) of its common stock to the third party, in repayment of $120,000 against the note. The price of the Company's common stock on the date of issuance of the shares was $0.05. Accordingly, interest expense of $120,000 was recognized as the difference between the value of the shares on that date ($240,000) and the $120,000. The remaining balance of the note is payable via issuance of the Company's common stock and/or via delivery of securities owned by the Company.

Because this note can be satisfied by issuance of the Company's common stock or securities, this payable has been presented as long-term in the accompanying consolidated balance sheet.


NOTE 13. COMMON STOCK

Common Stock for Services Issued to our President and Vice
Chairman
----------------------------------------------------------

To date, the Company's President has been compensated for services through the issuance of common stock. During the year ended November 30, 2001, he earned 411,451 shares of restricted Rule 144 common stock as a bonus for the year. These shares were valued at $32,801. During the year ended November 30, 2001, he was issued a total of 585,277 shares valued at $87,629 against the 700,972 shares owed to him. The remaining balance of 231,390 shares valued at $12,240 owed to him is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, 2,000,000 shares (pre-split of the August 2001 split) of restricted Rule 144 common stock valued at $100,000 was issued to the President and CEO in lieu of salary for the first and second quarter of fiscal 2001. During the year ended November 30, 2002, the Company's President earned 232,672 shares of restricted Rule 144 common stock valued at $8,144 as a bonus and the Company issued its President 5,000,000 shares of restricted Rule 144 common stock valued at $100,000 in lieu of salary.

During the year ended November 30, 2002, the Company issued
3,500,000 shares of restricted Rule 144 common stock to its Vice Chairman valued at $70,000 in lieu of salary.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 13. COMMON STOCK (CONTINUED)

Common Stock for Services Issued to Consultants and For Other
Compensation
-------------------------------------------------------------

The Company during the year ended November 30, 2002 issued an additional 2,400,000 shares of common stock to certain individuals in lieu of salary valued at $68,250.

The Company during the year ended November 30, 2002 issued 3,100,000 shares of common stock for services to consultants and for post-implementation of web design services at a value of $373,500 and charged to expenses. Additionally, the Company issued 1,200,000 shares of common stock in connection with an agreement entered into with TelTech. These shares were valued at $24,000.

During the year ended November 30, 2001, the Company issued 2,032,240 shares (pre-split of the August 2001 split) of restricted Rule 144 common stock valued at $101,612 to an employee in payment of salary owed to him. Of this amount, $79,236 related to services performed during the prior fiscal year.

During the year ended November 30, 2001, the Company issued a total of 1,481,097 shares (pre-split of the August 2001 split) of common stock for services rendered valued at $51,708. Of this amount, $7,822 related to services performed during the prior fiscal year.

Common Stock in Lieu of Loan Repayment
--------------------------------------

During the year ended November 30, 2001, the Company issued 4,800,000 shares (pre-split of the August 2001 split) to a creditor in repayment of $120,000 against a subordinated note payable. The price of the common stock on the date of issuance of the shares was $0.05. Accordingly, interest expense of $120,000 was recognized for the difference between the value of the shares on that date ($240,000) and the $120,000. See Note 12.

Common Stock Issued in Connection with Note Payable
---------------------------------------------------

During the year ended November 30, 2002, the Company issued 200,000 shares valued at $14,000 to a third party in connection with two notes payable. This amount was previously
included in accounts payable and accrued expenses.	The
Company also issued 3,000,000 additional shares as collateral for the note payable valued at $135,000.


NOTE 14. STOCK OPTIONS

All options numbers and amounts have been restated to reflect the 1 for 4 reverse split and the 2 for 1 stock split discussed in
Note 1.

In December 1999, the Board of Directors authorized the adoption of a Stock Option Plan. The Company has not yet taken the steps necessary to formalize this action by means of a written document. The Board of Directors authorized 250,000 options to be subject to this plan when it is formalized.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 14. STOCK OPTIONS (CONTINUED)

During the year ended November 30, 2000, the Company had issued 898,750 options to employees. These options were at the closing price of the common stock at the date of grant, except for 25,000 options to an employee that were granted at $0.4 per share. All of the employees' options expire over a five-year period. No employee options were granted during the years ended November 30, 2002 and 2001.

The Company applies APB opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Compensation expense of $36,880 was recognized during fiscal year 2000 in conjunction with options granted to an employee at an exercise price below the market price of the common stock at the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires companies to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the employee stock options had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; expected life of 5 to 7 years; 260% expected volatility, and 6.5% risk free interest.

The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001

NOTE 14. STOCK OPTIONS (CONTINUED)

A summary of the status of options granted as of November 30, 2002 and 2001 and changes during the years then ended are presented below:

                                        November 30, 2002             November 30, 2001
                                        -----------------             -----------------
                                                   Weighted                    Weighted
                                                    Average                     Average
                                      Shares     Exercise Price    Shares    Exercise Price
                                     ---------   --------------   ---------  --------------

Balance at beginning of year         3,495,000      $ 0.4656      3,495,000     $ 0.4656
Options granted                              -                            -
Options exercised                            -                            -
Options expired                              -                            -
                                     ---------                    ---------
Balance at end of year               3,495,000      $ 0.4656      3,495,000     $ 0.4656
                                     =========                    =========
Options granted during the year at
 exercise prices which equal to or
 exceed market value of stock at
 date of grant:
     Weighted average exercise price         -             -              -            -
     Weighted average fair value             -             -              -            -
Options granted during the year at
 exercise prices  below market price
 of stock at date of grant:
     Weighted average exercise price         -             -              -            -
     Weighted average fair value             -             -              -            -


                             Options Outstanding             Options Exercisable
                             -------------------             -------------------

                 Weighted Number   Average      Weighted      Number        Weighted
Range of         Outstanding at   Remaining     Average    Exercisable at   Average
Exercise          November 30,    Contractual   Exercise    November 30,    Exercise
Prices                2002           Life         Price        2002           Price
--------         ---------------  -----------   --------   --------------   --------

$0.0100-$0.1000           60,000       3.0      $0.0938            60,000    $0.0938
$0.4000-$0.4688        3,275,000       3.5      $0.4688         1,275,000    $0.4688
$0.5000-$0.5625          160,000       3.6      $0.5391            80,000    $0.3568
                       ---------                                ---------
                       3,495,000       3.5      $0.4656         1,415,000    $0.4542
                       =========                                =========

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 15. COMMITMENTS AND OTHER MATTERS

Lease Commitments
-----------------

The Company subleases the facilities under an operating lease which expired on September 30, 2002. The lease provides for monthly payment of $3,521. This lease has been extended on a month-to-month basis.

Rent expense for the fiscal years ended November 30, 2002 and 2001 was $43,913 and $84,385, respectively.

Other Matter
------------

We have received a letter of inquiry from the Securities and Exchange Commission regarding various issues. We have engaged legal counsel, gathered the requested information and documents, and responded in a timely manner.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended November 30, 2002 and 2001 is as follows:

                                                         2002            2001
                                                     -----------     -----------
Non-Cash Investing and Financing Activities:
   Stock issued for services and compensation        $   771,068     $   186,824
                                                     ===========     ===========
   Stock to be issued in lieu of cash for services   $         -     $    22,240
                                                     ===========     ===========
   Stock issued for collateral for note payable      $   135,000     $         -
                                                     ===========     ===========
   Stock received in lieu of cash for services
     rendered                                        $   488,576     $    29,551
                                                     ===========     ===========
   Stock issued as a reduction of the liability
     for stock to be issued                          $         -     $   106,914
                                                     ===========     ===========
   Stock received in satisfaction of trade account
     receivable and note receivable                  $         -     $    70,000
                                                     ===========     ===========
   Stock issued in repayment of subordinated note
     payable                                         $         -     $   120,000
                                                     ===========     ===========
   Stock issued as a reduction of accrued payroll    $         -     $    79,236
                                                     ===========     ===========
   Stock issued in lieu of interest expense          $         -     $   120,000
                                                     ===========     ===========


There were no amounts paid for interest or taxes in the years ended November 30, 2002 and 2001, respectively.


NOTE 17. INCOME TAXES

The Company follows SFAS No. 109, "Accounting For Income Taxes."
SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carryforwards, and tax credit carry-forwards existing at November
30, 2002.

A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 17. INCOME TAXES (CONTINUED)

Deferred taxes represent the future tax return consequences of these differences.

For income tax purposes, the Company reports income on a cash basis. Accordingly, accounts receivable, accounts payable, and accrued expenses, including deferred compensation, have no tax basis. Accounts receivable will be taxable when collected, and accounts payable and accrued expenses will be deductible as payments are made.

The basis of property and equipment for financial reporting exceeds their tax basis by the cumulative excess of accelerated depreciation for tax purposes over straight-line and accelerated depreciation for book purposes. This excess will be taxable in future periods.

The components of the provision (benefit) for income taxes, for the fiscal years ended 2002 and 2001 are as follows:

                                                         2002            2001
                                                     -----------     -----------
Current
   Federal                                           $         -     $         -
   State                                                       -               -
                                                     -----------     -----------
   Total benefit for income taxes                    $         -     $         -
                                                     ===========     ===========

Deferred:
   Federal                                           $         -     $   544,959
   State                                                       -          48,000
                                                     -----------     -----------
   Total benefit for income taxes                    $         -     $   592,959
                                                     ===========     ===========


A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                         2002            2001
                                                     -----------     -----------

Tax provision at the statutory rate of 34%           $  (315,750)    $(1,125,500)
State income taxes, net of federal income tax                  -        (100,000)
Change in valuation allowance                           (479,000)      2,758,000
Other, net                                               794,750        (939,541)
                                                     -----------     -----------
                                                     $         -     $   592,959
                                                     ===========     ===========

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 17. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at November 30, 2002 and 2001 were approximately as follows:

                                                         2002            2001
                                                     -----------     -----------

Deferred tax assets:
   Net operating loss carryforwards                  $ 2,775,000     $ 2,500,000
   Reserve for uncollectibles                                  -          75,000
   Accrual to cash conversion                             23,000         497,000
   Unrealized losses on securities                       388,000         593,000
                                                     -----------     -----------
      Gross deferred tax assets                        3,186,000       3,665,000

Deferred tax liabilities:
   Unrealized gains on securities                              -               -

Valuation allowance                                   (3,186,000)     (3,665,000)
                                                     -----------     -----------
      Net deferred taxes                             $         -     $         -
                                                     ===========     ===========


As of November 30, 2002, it is estimated that there will be net operating loss carryforwards of approximately $8,281,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of approximately $3,186,000, which is related to the net operating losses and other temporary differences, has been established.

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

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 18. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the years ended November
30, 2002 and 2001.

                                       Year Ended     Year Ended
                                       November 30,   November 30,
                                          2002           2001
                                       ------------   ------------
Numerator for basic and diluted
  loss per share -  net loss           $   (928,611)  $ (3,903,175)
                                       ============   ============
Denominator for basic and diluted
  loss per share -  Weighted average
  shares                                 22,461,974      6,363,046
                                       ============   ============
Basic and diluted net loss per common
 share                                 $       (.04)  $       (.61)
                                       ============   ============


NOTE 19. SEGMENT INFORMATION

The Company's reportable operating segments include INFE-Ventures, INFE-Technologies, INFE-Human Resources, and INFE-Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. This division also operated ClubComputer.com, Inc. an Internet based business to consumers of computer hardware and software products. INFE-Human Resource Services provides human resource administrative management, executive compensation plans and staffing services. This division currently offers recruiting and staffing services through ITCareerNET.com, an online technology recruiting service. INFE-Relations provides investor and public relations services.

The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended November 30, 2002 and 2001 is as follows:

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001



NOTE 19. SEGMENT INFORMATION (CONTINUED)

                                                             INFE-
                                   INFE-        INFE-        Human       INFE-
                                  Ventures    Technology   Resources   Relations   Corporate     Total
                                 ----------   ----------   ---------   ---------   ---------   ----------
                                                                                      +

Year ended November 30, 2002:
  Revenue                        $    5,000   $      100   $     100   $  45,300   $  866,929  $  917,429
  Direct costs of  revenue                -            -           -           -      950,223     950,223
                                 ----------   ----------   ---------   ---------   ----------  ----------
  Gross margin                   $    5,000   $      100   $     100   $  45,300   $ (83,294)  $  (32,794)
                                 ==========   ==========   =========   =========   ==========  ==========
  Depreciation and amortization  $        -   $    3,417   $  30,074   $       -   $   47,355  $   80,846
                                 ==========   ==========   =========   =========   ==========  ==========
  Total Assets                   $    4,941   $ (546,066)  $(183,417)  $  13,907   $1,005,184  $  294,549
                                 ==========   ==========   =========   =========   ==========  ==========
  Capital Expenditures           $        -   $        -   $       -   $       -   $        -  $        -
                                 ==========   ==========   =========   =========   ==========  ==========



                                                             INFE-
                                   INFE-        INFE-        Human       INFE-
                                  Ventures    Technology   Resources   Relations   Corporate     Total
                                 ----------   ----------   ---------   ---------   ---------   ----------
                                                                                      +

Year ended November 30, 2001:
  Revenue                        $        -   $        -   $  17,506   $  41,992   $   39,000  $   98,498
  Direct costs of  revenue                -            -       3,792       6,100       13,600      23,492
                                 ----------   ----------   ---------   ---------   ----------  ----------
  Gross margin                   $        -   $        -   $  13,714   $  35,892   $   25,400  $   75,006
                                 ==========   ==========   =========   =========   ==========  ==========
  Depreciation and amortization  $        -   $  152,546   $  24,898   $       -   $   53,771  $  231,215
                                 ==========   ==========   =========   =========   ==========  ==========
  Total Assets                   $        1   $ (542,690)  $(153,385)  $ (12,857)  $  986,604  $  277,670
                                 ==========   ==========   =========   =========   ==========  ==========
  Capital Expenditures           $        -   $        -   $  24,851   $       -   $        -  $   24,851
                                 ==========   ==========   =========   =========   ==========  ==========

During the fiscal year ended November 30, 2002, sales to two customers accounted for 46% and 18% of our total revenue, respectively. During the fiscal year ended November 30, 2001, sales to three customers amounted to 25%, 23% and 14% of our total revenue, respectively.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 20. CONSULTING AGREEMENT

On December 19, 2001, the Company entered into a consulting agreement with Arthur D. Viola (d.b.a. Daniels Corporate Advisory Company) whereby Mr. Viola will be retained as an Independent Contractor to structure, finance and ultimately manage a PEO Roll-up within the human resource subsidiary. Mr. Viola will earn and receive a "sign-on" bonus of 800,000 free-trading shares of the Company's stock valued at $136,000, based on the closing price of its common stock on the date of the agreement. Additionally, Mr. Viola will invest $37,500 (through the purchase of 300,000 free-trading shares of INFe), in order to provide necessary working capital to commence the registration of that subsidiary. Upon this investment, Mr. Viola will become a 100% shareholder of INFe - Human Resources, which will become a spin-off company. Once the deal gets structured with the PEO, Mr. Viola and the owners of the acquired company and any investors will own 80% of the company and the remaining 20% of the company will be owned by the Company.

NOTE 21. VALUE - ADDED RESELLER AGREEMENT

The Company is a value-added reseller (VAR) for Riverstone Networks, Inc., a NASDAQ listed (RSTN) manufacturer of leading edge telecommunication equipment with annual revenue in excess of $69,000,000. The Company is positioned as both a reseller and financing resource for Riverstone and expects to generate a significant sales volume through this relationship. In 2002, the Company has earned approximately $160,000 from this agreement, and in accordance with the agreement is to hold approximately $4,000,000 of their equipment in a bonded warehouse. Should either of the parties fail to perform in accordance with the terms of the agreement, the agreement will be terminated. The equipment was delivered to a Riverstone location in November
2002 at the request of Riverstone.

NOTE 22. LITIGATION

An action for collection of legal fees was filed against the Company in the Fifteenth Judicial Circuit Court in and for the Palm Beach county of Florida in February 2002. The Company denies owing the amount in question and has engaged counsel to defend its position. As of March 2003, the plaintiff's motion for a judgment in this matter has been dismissed by the court. The Company believes it will eventually settle this matter. No amounts have been accrued for this claim.

NOTE 23. SUBSEQUENT EVENTS

On December 20, 2002, the Company entered into a promissory note with an individual for $20,000 which matures March 20, 2003. There is no interest or principal due on the note, however, if the Company fails to pay the note by the maturity date, interest will be 2% monthly, and compounded monthly until payment in full. The note is secured by the Company's common stock and stock and options of an officer of the Company.

The Company has executed several contracts for consulting services subsequent to November 30, 2002. Each of the contracts entered into are with companies that the Company deems to support the business model employed by the Company.

                    INFE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 2002 AND 2001


NOTE 23. SUBSEQUENT EVENTS (CONTINUED)

On February 21, 2003, the Company filed an S-8 registration of 6,000,000 shares of its common stock as part of its year 2003 Stock Incentive Plan. The Company anticipates the use of the proceeds as an incentive to attract additional management and consultants to expand its operations.