Form 10QSB
period 2003-02-28
INFE COM INC
filed 2003-04-21
CIK 922913

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 2003
                                          -----------------

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

                     Yes  [X]                No  [ ]

Number of shares outstanding of the issuer's common stock, as of February 28, 2003

Common Stock, par value $.0001 per share             32,937,730
----------------------------------------      ----------------------------
                Class                         Number of shares outstanding

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

INFe-Relations, Inc. - provides investor and public relations services to clients. Services offered include conventional investor relations, the placement of client profiles on the INFe-VentureClub website, the arrangement for multi-media advertising, and a variety of other public relations services. The Company is seeking an acquisition candidate for this subsidiary.

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

The INFe-Technologies subsidiary faces competition from the wide variety of technology consulting and development companies that exist in the market. These include both small local or regional companies, as well as nationally known website and e-commerce development companies. The Company is currently seeking a merger company for this subsidiary.

The INFe-Relations subsidiary faces competition from other Investor

Relations and Public Relations firms. This is however a fragmented marketplace with no dominant player and offers INFe-Relations opportunities to service many micro-cap companies. The company is currently seeking a merger candidate for this subsidiary.

Employees
---------

As of the date of this prospectus we have no full-time employees with
the exception of two members of   Executive Management. We utilize a
varying number of independent contractors.


Results of Operations
---------------------

Three Months Ended February 28, 2003 and 2002

     Revenues for the three months ended February 28, 2003 decreased by $73,000 to $5,000 from $78,000 for the three months ended February 28, 2002. The decrease was largely attributable to a reduction in new contracts for the quarter.

     Cost of revenues increased by $7,320 in the first quarter of fiscal 2003 from $ 0 for the corresponding period in fiscal 2002. Cost of revenues was significant compared to actual revenues during the first quarter of 2003 due to a reduction in new contracts for the quarter.

     Selling, general and administrative expenses decreased by $
269,847, to $ 31,702 in the three months ended February 28, 2003, from $301,549 for the three months ended February 28, 2002. This decrease is primarily due to a reduction in staff and general overhead.

     Depreciation and amortization decreased by $6,882 to $20,459 in the three months ended February 28, 2003, from $27,341 for the three months ended February 28, 2002.

     Unrealized losses on trading securities increased by $6,407 from $36,630 during the three months ended February 28, 2002 to $43,037 during the three months ended February 28, 2003, as a result of decline in market price of trading securities.

     Interest expense increased by $3,545 from $4,497 in the three months ended February 28, 2002 to $8,042 in the three months ended February 28, 2003. This increase was mostly due to an increase in interest expenses from additional borrowings.

     Net unrealized holding losses on investments, net of deferred income tax benefit, increased by $127,039 from a $1,303 gain in the three months ended February 28, 2002 to $128,342 during the quarter ended February 28, 2003, as a result of a substantial decrease in the value of our available-for-sale securities.


Liquidity and Capital Resources
-------------------------------

Accumulated Deficit

     Accumulated deficit at February 28, 2003, was approximately
$8,473,802 compared to an accumulated deficit of approximately
$7,602,000 at November 30, 2002. The increase in accumulated deficit was due to net losses of approximately $233,902 for first quarter of fiscal 2003.

We have historically sustained our operations from the sale of debt and equity securities, loans from our President and CEO, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of February 28, 2003, we had the following financing arrangements in place:

   * A term sheet for a structured equity line of credit in the amount of $10 million from an investment bank.

   *     Notes payable to third-parties of $131,539.

   *     A subordinated note payable to a third-party of approximately
         $120,000.


Management Plans
----------------

     Newly Announced Corporate Directive.  In order to improve the
     -----------------------------------
Company's performance, streamline operations, and return to profitability, management has formulated and announced a new business model that calls for the Company to spin off existing subsidiaries that will function as independent operating companies and dividend to Company shareholders a portion of the new company stock. The parent Company will focus on acquisitions with recurring revenues and significant growth potential. In October, the Company executed a definitive agreement to acquire control of a telecommunications services provider and is screening additional prospective acquisition target companies.

     Spin Offs. In order to streamline the operations of the Company,
     ---------
reduce overhead and increase profitability, The Company plans on "spinning off" or selling certain subsidiary operations and using the proceeds to reduce debt and to make new acquisitions. Plans are underway to spin off the INFe-Ventures, INFe-Human Resources, and the ITCareerNet.com, Inc. operations. These spin offs will enable those operations to seek outside financing through investments made from newly acquired purchasers or through a merger with other public companies.

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

Current Operations
------------------

     INFE-Ventures, Inc. - This subsidiary provides investment
     -------------------
advisory services to both public and private companies. The subsidiary has contract in place to assist in financing, merger and acquisition and perform management consulting services. Income is derived from consulting fees and equity for payment of completed transactions. The subsidiary also operates the INFe-VentureClub, which is an Internet based platform to bring both accredited investors and companies together for capital resources. Fees are generated through membership fess charged to both companies and investors. There is also a sponsorship program that is designed to generate the income necessary to cover operating overhead.

     INFe-Relations, Inc. - this subsidiary provides Investor
     --------------------
Relations & Public Relations Services. We have commenced sales for our investor public relations services under our INFe-
Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

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

     No assurance can be given that we will be able to obtain additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Inflation
---------

We believe that the impact of inflation on our operations since its inception has not been material.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

On February 21, 2003, the Company filed an S-8 registration of 6,000,000 shares of its common stock as part of its year 2003 Stock Incentive Plan. The Company anticipates the use of the proceeds as an incentive to attract additional management and consultants to expand its operations. As of February 28, 2003 none of this stock had been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 5. OTHER INFORMATION

	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

 99.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

     None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INFE.COM, INC.
                                        (Registrant)

Date:  April 21, 2003                   /s/ Tom Richfield
       --------------                   -----------------------------
                                        Tom Richfield, Chief
                                        Executive Officer

      Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of INFE.COM, INC. (Registrant) on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Tom Richfield, Chief Executive Officer of the Company, certify to the best of my knowledge, that:

  1) I have reviewed this Quarterly Report on Form 10-QSB of INFE.COM, INC> for the quarter ended February 28, 2003.

  2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Tom Richfield                        Dated: April 21, 2003
  ---------------------------                     --------------
  Tom Richfield,
  Chief Executive Officer
  and Chief Financial Officer

                            INFE, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               February 28,    November 30,
ASSETS                                                                             2003           2002
------                                                                             ----           ----
                                                                               (Unaudited)
Current Assets:
  Cash                                                                         $       743     $       465
  Investments - trading securities                                                  42,502         213,981
                                                                               -----------     -----------
             Total current assets                                                   43,245         214,446

Available For Sale Securities                                                          300             200
                                                                               -----------     -----------

             Total current assets and available for sale securities                 43,545         214,646

Property and Equipment                                                              11,491          24,951

Intangible Assets                                                                   18,160          25,160


Other Assets                                                                        27,692          29,792
                                                                               -----------     -----------

                                                                               $   100,888     $   294,549
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                        $   717,171     $   705,630
  Payroll taxes payable                                                            290,292         290,292
  Due to related parties                                                           131,539         106,839
  Notes payable                                                                    186,500         182,500
                                                                               -----------     -----------

             Total current liabilities                                           1,325,502       1,285,261
                                                                               -----------     -----------

Subordinated Note Payable                                                          119,890         119,890
                                                                               -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.0001 par value, 20,000,000 authorized and none issued              --              --
              or outstanding
  Common stock, $.0001 par value, 200,000,000 shares authorized, 31,437,730 shares issued and outstanding at February 28, 2003
             and November 30, 2002, respectively                                     3,294           3,294
  Additional paid-in-capital                                                     7,261,004       7,261,004
  Stock issued and held as collateral by note holder                              (135,000)       (135,000)
  Deficit                                                                       (8,473,802)     (8,239,900)
                                                                               -----------     -----------
                                                                                (1,344,504)     (1,110,602)
                                                                               -----------     -----------

                                                                               $   100,888     $   294,549
                                                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                           INFE, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                   (Unaudited)


                                                                                        2003             2002
                                                                                        ----             ----

REVENUE                                                                             $      5,000     $     78,000

COSTS AND EXPENSES:
  Direct costs of revenue                                                                  7,320               --
  Selling, general and administrative                                                     31,702          301,549
  Depreciation and amortization                                                           20,459           27,341
                                                                                    ------------     ------------
                                                                                          59,481          328,890
                                                                                    ------------     ------------

  Income (loss) from operations                                                          (54,481)        (250,890)
                                                                                    ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                             --                5
  Interest expense                                                                        (8,042)          (4,497)
  Realized gain (loss) on investments                                                   (128,342)           1,303
  Unrealized gain/(loss) on trading securities and available for sale securities         (43,037)         (36,630)
                                                                                    ------------     ------------
                                                                                        (179,421)         (39,819)
                                                                                    ------------     ------------

LOSS BEFORE INCOME TAXES                                                                (233,902)        (290,709)

INCOME TAX EXPENSE                                                                            --               --
                                                                                    ------------     ------------

NET LOSS                                                                            $   (233,902)    $   (290,709)
                                                                                    ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $     (0.007)    $      (0.04)
                                                                                    ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                                                      32,937,730        7,277,860
                                                                                    ============     ============


           See notes to condensed consolidated financial statements.

                           INFE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                   (Unaudited)




                                                                                              2003          2002
                                                                                              ----          ----
Cash Flows from Operating Activities:
  Net loss                                                                                 $(233,902)    $(290,709)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         20,459        27,341
        Unrealized holding loss on investments                                                43,037        36,630
        Realized (gain) loss on investments                                                  128,342        (1,303)
        Stock issued in lieu of cash for services                                                 --       150,000
        Stock to be issued in lieu of cash for services                                           --        16,380
        Changes in operating assets and liabilities:
          Decrease in other assets                                                             2,100            --
           Increase in accounts payable, accrued expenses and payroll taxes payable           11,542        90,791
                                                                                           ---------     ---------

              Net cash provided by (used in) operating activities                            (28,422)       29,130
                                                                                           ---------     ---------
Cash Flows from Investing Activities:
        Proceeds from sale of investments                                                         --        10,421
       Web-site & other development                                                               --       (71,652)
                                                                                           ---------     ---------

              Net cash (used in) investing activities                                             --       (61,231)
                                                                                           ---------     ---------
Cash Flows from Financing Activities:
       Proceeds from loans from related parties                                               24,700            --
       Proceeds from short-term notes                                                          4,000        37,500
       Repayment of loans from related parties                                                    --       (15,644)
                                                                                           ---------     ---------
              Net cash provided by financing activities                                       28,700        21,856
                                                                                           ---------     ---------

Net Increase (Decrease) in Cash                                                                  278       (10,245)
Cash, Beginning                                                                                  465        22,294
Cash, Ending                                                                               $     743     $  12,049
                                                                                           =========     =========


SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing activities:

             Stock issued for the reduction of the liability for the stock to be issued    $      --     $  16,380
                                                                                           =========     =========


             Stock issued for services                                                     $      --     $ 150,000
                                                                                           =========     =========

           See notes to condensed consolidated financial statements.

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 1. BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of February 28, 2003, the condensed consolidated statements of operations for the three months ended February 28, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended February 28, 2003 and 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the consolidated financial position, results of consolidated operations and consolidated cash flows at February 28, 2003 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's November 30, 2002 Form 10-KSB. The results of operations for the three-month period ended February 28, 2003 are not necessarily indicative of the operating results for the full year.

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

         On June 26, 2002, the Board of Directors approved a 2 for 1 stock split effective for shareholders of record as of July 10, 2002. Shares mentioned in the condensed consolidated financial statements are post-split unless otherwise noted.

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 3. GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of INFe as a going concern. However, the Company has incurred net losses in the first three months of fiscal 2003, and has an accumulated deficit as of February 28, 2003 of approximately $8,293,382. These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

SUMMARY

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


         The following is a summary of our investment securities at February 28, 2003:


                                                  Cumulative       Cumulative
                                                  Gross            Gross
                                                  Unrealized       Unrealized        Estimated
                                 Cost             Gains            Losses            Fair Value
                                 ----             -----            ------            ----------

Trading equity securities        $ 628,792        $      --        $(586,290)        $  42,502
                                 =========        =========        =========         =========

Available-for-sale
   Equity securities             $     280        $      20        $      --         $     200
                                 =========        =========        =========         =========

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 5.  INVESTMENTS (CONTINUED)

         There were no proceeds from sales of available-for-sale securities and no gross realized gains and gross realized losses from sales of available-for-sale securities for the three months ended February 28, 2003 and 2002, respectively. The Company had realized losses of $128,342 for the three months ended February 28, 2003 of its trading securities.

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

NOTE 6. RELATED PARTY TRANSACTIONS

         During the course of business, the President and other employees have advance funds to the Company, that are non-interest bearing and due on demand. The Company at February 28, 2003, owes these related parties $131,539. The Company has classified these payables as current liabilities.

NOTE 7. NOTES PAYABLE

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

         As an inducement to offer these loans, the Company agreed to issue 400,000 shares of its common stock to the lender of these notes. Interest expense of $10,000 was charged to operations, with the offset included in accounts payable and accrued expenses at November 30, 2001. During the year ended November 30, 2002, the Company issued 400,000 of the 800,000 shares (pre-split) of stock to the note holder valued at $14,000, in lieu of paying some of the back interest that was accrued. Interest expense on these notes was approximately $1,500 and $1,500, respectively for the three months ended February 28, 2003 and 2002.

         The Company signed a formal note in the amount of $55,000 evidencing the amount due its former auditing firm. This note was due on June 15, 2002 with interest payable at 8% and is currently in default. Accrued interest and interest expense on this note for the three months ended February 28, 2003 is $1,100.

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 7. NOTES PAYABLE (CONTINUED)

         The Company entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorney) with interest at 12%. Concurrent therewith, the Company issued 3,000,000 shares to the holder of the note as collateral. The value ($135,000) of the Company's common stock issued as collateral is included as a reduction of additional paid in capital in the equity section of the consolidated financial statements. The note with interest is due and payable on April 25, 2003. Interest expense on this note for the three months ended February 28, 2003 is $2,325.

         The Company entered into a promissory note with an officer in the amount of $4,000 in December 2002. The note is a short-term note, due in one year. The interest rate on the note is 12%. Interest expense on this note for the three months ended February 28, 2003 is $120.

NOTE 8. COMMON STOCK

         During the three months ended February 28, 2003, the Company filed an S-8 registration of 6,000,000 of its common stock as part of its year 2003 Stock Incentive Plan. As of February 28, 2003, and for the quarter the Company issued no common stock.

           COMMON STOCK ISSUED FOR SERVICES

         During the three months ended February 28, 2002, the President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $16,380 as a bonus for the quarter. This amount are included in the accompanying condensed consolidated balance sheet.

              During the three months ended February 28, 2002, the Company issued a total of 800,000 shares of common stock (post-split) for services rendered valued at $164,000. These amounts are included in the accompanying condensed consolidated balance sheet.

           COMMON STOCK ISSUED IN CONNECTION WITH NOTE PAYABLE

         During the three months ended February 28, 2002, the Company issued 100,000 shares valued at $5,000 to a third party in connection with two notes payable.

           COMMON STOCK ISSUED IN CONNECTION WITH WEB SITE DEVELOPMENT

         During the three months ended February 28, 2002, the Company issued 300,000 shares valued at $87,000 in connection with the proprietary software and website consent development of IT Career.NET.

         COMMON STOCK DIVIDEND ISSUED

         On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 9. NET LOSS PER COMMON SHARE

       The following table sets forth the computation of basic and diluted net loss per common share for the nine months ended August 31, 2002 and 2001. The 2001 numbers were restated to reflect the 1 for 4 reverse split discussed in
Note 2 and the 2 for 1 stock dividend discussed in Note 8.

                                            February 28, 2003  February 28, 2002
                                            -----------------  -----------------
                                              Three Months       Three Months
                                                 Ended              Ended
                                                 -----              -----
Numerator for basic and diluted income
(loss) per share -  net Income (loss)
                                               $  (62,523)      $    (290,709)
                                               ==========       =============

Denominator for basis and diluted income
(loss) per share -  Weighted average
shares                                         32,937,730           7,277,860
                                               ==========       =============

Basic and diluted net Income (loss) per
common share                                   $    (.002)      $        (.04)
                                               ==========       =============



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

                           INFE. INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

NOTE 11. SEGMENT INFORMATION

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

NOTE 12. SUBSEQUENT EVENTS

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