Form 10QSB
period 2003-05-31
INFE COM INC
filed 2003-07-21
CIK 922913

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2003

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-28729

                                   INFE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                              11-3144463
      ------------------------------        ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

          7787 Leesburg Pike #200
             Falls Church, VA                             22043
    ---------------------------------------             ----------
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

                               Yes X       No__
                                  ---

Number of shares outstanding of the issuer's common stock, as of May 31, 2003

   Common Stock, par value $.0001 per share              38,874,767
   ----------------------------------------      ----------------------------
                   Class                         Number of shares outstanding

                                   INFE, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED MAY 31, 2003

                                TABLE OF CONTENTS


PART 1                 FINANCIAL INFORMATION                                                        PAGE NO.
------                 ---------------------                                                        --------

   ITEM 1              Condensed Consolidated Financial Statements

                       Condensed Consolidated  Balance Sheets as of May 31, 2003 (Unaudited)
                       and November 30, 2002                                                           2
                       Unaudited Condensed Consolidated Statements of Operations
                       for the six months ended May 31, 2003 and 2002                                  3
                       Unaudited Condensed Consolidated Statements of Operations
                       for the three months ended May 31, 2003 and 2002                                4
                       Unaudited Condensed Consolidated Statements of Cash Flows for the six
                       months ended  May 31, 2003 and 2002                                             5
                       Notes to Condensed Consolidated Financial Statements (Unaudited)                6
   ITEM 2              Management's discussion and analysis of financial condition and results
                       of operations                                                                  14

   ITEM 3.             CONTROLS AND PROCEDURES                                                        17

PART II                OTHER INFORMATION
-------                -----------------

   ITEM 1              Legal Proceedings                                                              17

   ITEM 2              Changes in securities                                                          17

   ITEM 3              Defaults Upon Senior Securities                                                17

   ITEM 4              Submission of Matters to a Vote of Security Holders                            17

   ITEM 5              Other Information                                                              17

   ITEM 6              Exhibits and Reports on form 8-K                                               17

SIGNATURES                                                                                            19

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           INFE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 May 31,       November 30,
ASSETS                                                                            2003            2002
                                                                                  ----            ----
                                                                               (Unaudited)
Current Assets:
  Cash                                                                         $    15,562     $       465
  Investments - trading securities                                                  20,625         213,981
                                                                               -----------     -----------
             Total current assets                                                   36,187         214,446

Available For Sale Securities                                                          100             200
                                                                               -----------     -----------

             Total current assets and available for sale securities                 36,287         214,646

Property and Equipment                                                                 826          24,951

Intangible Assets                                                                   11,160          25,160

Other Assets                                                                        27,692          29,792
                                                                               -----------     -----------
                                                                               $    75,965     $   294,549
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                        $   724,714     $   705,630
  Payroll taxes payable                                                            290,292         290,292
  Due to related parties                                                           131,539         106,839
  Notes payable                                                                    186,500         182,500
                                                                               -----------     -----------
             Total current liabilities                                           1,333,045       1,285,261
                                                                               -----------     -----------

Subordinated Note Payable                                                          119,890         119,890
                                                                               -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.0001 par value, 20,000,000 authorized and none issued
              or outstanding                                                            --              --
  Common stock, $.0001 par value, 200,000,000 shares authorized, 38,874,767 and 32,937,730 shares issued and outstanding at May 31, 2003
             and November 30, 2002, respectively                                     3,888           3,294
  Additional paid-in-capital                                                     7,326,980       7,261,004
  Stock issued and held as collateral by note holder                              (135,000)       (135,000)
  Deficit                                                                       (8,572,838)     (8,239,900)
                                                                               -----------     -----------
                                                                                (1,376,970)     (1,110,602)
                                                                               -----------     -----------

                                                                               $    75,965     $   294,549
                                                                               ===========     ===========

            See notes to condensed consolidated financial statements

                           INFE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       SIX MONTHS ENDED MAY 31, 2003 AND 2002

                                   (Unaudited)

                                                                                        2003            2002
                                                                                        ----            ----
REVENUE                                                                             $     48,442     $    409,477

COSTS AND EXPENSES:
  Direct costs of revenue                                                                 15,601               --
  Selling, general and administrative                                                    120,644          687,817
  Depreciation and amortization                                                           38,125           54,682
                                                                                    ------------     ------------
                                                                                         174,370          742,499
                                                                                    ------------     ------------

  Income (loss) from operations                                                         (125,928)        (333,022)
                                                                                    ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                             --                5
  Interest expense                                                                       (17,404)         (11,052)
  Realized gain (loss) on investments                                                   (159,416)           1,303
  Unrealized gain/(loss) on trading securities and available for sale securities         (30,190)         (65,141)
                                                                                    ------------     ------------
                                                                                        (207,010)         (74,885)
                                                                                    ------------     ------------

LOSS BEFORE INCOME TAXES                                                                (332,938)        (407,907)

INCOME TAX EXPENSE                                                                            --               --
                                                                                    ------------     ------------


NET LOSS                                                                            $   (332,938)    $   (407,907)
                                                                                    ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $     (0.010)    $      (0.05)
                                                                                    ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                                                      34,916,742        8,435,532
                                                                                    ============     ============

            See notes to condensed consolidated financial statements

                           INFE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED MAY 31, 2003 AND 2002

                                   (Unaudited)


                                                                                       2003             2002
                                                                                       ----             ----
REVENUE                                                                             $     43,442     $    331,477

COSTS AND EXPENSES:
  Direct costs of revenue                                                                  8,281               --
  Selling, general and administrative                                                     88,942          386,268
  Depreciation and amortization                                                           17,666           27,341
                                                                                    ------------     ------------
                                                                                         114,889          413,609
                                                                                    ------------     ------------
  Income (loss) from operations                                                          (71,447)         (82,132)
                                                                                    ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                             --               --
  Interest expense                                                                        (9,362)          (6,555)
  Realized gain (loss) on investments                                                    (31,074)              --
  Unrealized gain/(loss) on trading securities and available for sale securities          12,847          (28,511)
                                                                                    ------------     ------------
                                                                                         (27,589)         (35,066)
                                                                                    ------------     ------------

LOSS BEFORE INCOME TAXES                                                                 (99,036)        (117,198)

INCOME TAX EXPENSE                                                                            --               --
                                                                                    ------------     ------------


NET LOSS                                                                            $    (99,036)    $   (117,198)
                                                                                    ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $     (0.003)    $      (0.02)
                                                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                                                      36,895,755        7,277,860
                                                                                    ============     ============

            See notes to condensed consolidated financial statements

                           INFE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED MAY 31, 2003 AND 2002

                                   (Unaudited)




                                                                                          2003          2002
                                                                                          ----          ----
Cash Flows from Operating Activities:
  Net loss                                                                             $(332,938)    $(407,907)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                     38,125        54,682
        Trading equity securities received for consulting services                            --      (292,500)
        Unrealized holding loss on investments                                            30,190        65,141
        Realized (gain) loss on investments                                              159,416        (1,303)
        Stock issued in lieu of cash for services                                         66,570       199,500
        Changes in operating assets and liabilities:
          Decrease in other assets                                                         2,100            --
           Increase in accounts payable, accrued expenses and payroll taxes payable       19,084       301,893
                                                                                       ---------     ---------
              Net cash provided by (used in) operating activities                        (17,453)      (80,494)
                                                                                       ---------     ---------
Cash Flows from Investing Activities:
        Proceeds from sale of investments                                                  3,850        10,421
       Web-site & other development                                                           --       (61,314)
                                                                                       ---------     ---------
              Net cash (used in) investing activities                                      3,850       (50,893)
                                                                                       ---------     ---------
Cash Flows from Financing Activities:
       Proceeds from loans from related parties                                           24,700            --
       Proceeds from short-term notes                                                      4,000       132,500
       Repayment of loans from related parties                                                --       (20,644)
                                                                                       ---------     ---------
              Net cash provided by financing activities                                   28,700       111,856
                                                                                       ---------     ---------

Net Increase (Decrease) in Cash                                                           15,097       (19,531)
Cash, Beginning                                                                              465        22,294
                                                                                       ---------     ---------
Cash, Ending                                                                           $  15,562     $   2,763
                                                                                       =========     =========


SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing activities:

             Stock issued in connection with web site development                      $      --     $ 102,000
                                                                                       =========     =========
             Stock issued for services rendered                                        $  66,570     $      --
                                                                                       =========     =========
             Stock issued to collateralize short-term note payable                     $      --     $ 135,000
                                                                                       =========     =========

            See notes to condensed consolidated financial statements

NOTE 1. BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of May 31, 2003, the condensed consolidated statements of operations for the six and three months ended May 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended May 31, 2003 and 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the consolidated financial position, results of consolidated operations and consolidated cash flows at May 31, 2003 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's November 30, 2002 Form 10-KSB. The results of operations for the six and three month periods ended May 31, 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of INFe as a going concern. However, the Company has incurred net losses for the six months ended May 31, 2003 and has incurred substantial losses in prior years, and has an accumulated deficit as of May 31, 2003 of approximately $8,572,838. These conditions raise substantial doubt as to the ability of INFe to continue as a going concern.

MANAGEMENT PLANS

         On June 25th, the Company's Human Resources subsidiary executed a Stock Purchase Agreement with Daniels Corporate Advisory Company, Inc. wherein 80% of the shares of INFe-Human Resources were acquired by Daniels. The balance of the 20% ownership of INFe-Human Resources will be distributed to INFe shareholders of record of that date. INFe-Human Resources is preparing a Form 10SB Registration statement to be filed with the Securities and Exchange Commission to register the shares and plans to become a publicly traded entity following an effective registration.

         On June 26, 2003, the Company completed its merger with Pacer Acquisition, Inc. ("Pacer"). Under the terms of the merger agreement, the Company issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of the Company. Pacer was formed in January 2003, and through May 26, 2003 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring profitable assisted living facilities and other senior care related businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA Medical Group, Inc. and as a result, emerged from the development stage. The merger was accounted for under the purchase method of accounting.

         With this transaction, certain members of the Board of Directors of the Company resigned and were replaced with representatives of Pacer. In addition to this acquisition, the Company anticipates exchanging 95% of its ownership of INFe-Ventures, Inc., INFe-Technologies, Inc., INFe-Relations, Inc., IT*CareerNet.com, Inc. and NetNetMarketing.com, Inc. to the INFE outgoing officers and directors by the end of its fiscal year. INFe-Holdings, Inc. was retained by Pacer. The outgoing President & CEO of INFe is planning to file registration statements for several of these subsidiaries in the future. The Company plans to change its name to Pacer Health Corporation and its trading symbol over the next ninety days. The INFE name will be retained by the outgoing subsidiaries as they intend to continue their current business practice. The ownership of TelTech Global Solutions did not change in the transaction.

         The business of Pacer is the acquisition and management of Assisted Living Facilities (ALF's) and health care treatment services. This will now be the main focus of the Company, and the Company will concentrate their efforts to develop this line of business through acquisition and development of health care facilities.

Prior to this acquisition, management's plans for the immediate future included:

     o    Signing new clients for the INFe-Ventures, Inc. subsidiary.

     o In December 2001, the Company reached an agreement with Arthur D. Viola d/b/a Daniels Corporate Advisory Company wherein Daniels has acquired the right to 80% of the ownership of INFe-Human Resources, Inc. and Daniels has agreed to finance a roll-up of Human Resources Management and "back office" Services for the PEO industry.. This subsidiary plans to operate as a separate public company following an effective registration statement. This roll-up and spin-off was completed during the third quarter of 2003.

     o The Company commenced sales for its investor public relations services under the INFe-Relations, Inc. subsidiary and will continue to grow this subsidiary through additional sales and marketing efforts.

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

         The following is a summary of our investment securities at May 31, 2003:

                                                 Cumulative      Cumulative
                                                 Gross           Gross
                                                 Unrealized      Unrealized        Estimated
                                Cost             Gains           Losses            Fair Value
                                ----             -----           ------            ----------
Trading equity securities       $ 453,132        $  --           $ (432,507)       $ 20,625
                                ---------        -----           ----------        --------
Available-for-sale
   Equity securities            $     280        $  --           $     (180)       $    100
                                ---------        -----           ----------        --------

         There were no proceeds from sales of available-for-sale securities and $3,850 from trading securities, and no gross realized gains and gross realized losses from sales of available-for-sale securities and $159,416 in gross realized losses from trading securities for the six months ended May 31, 2003 and 2002, respectively.

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

NOTE 6. RELATED PARTY TRANSACTIONS

         During the course of business, the President and other employees have advance funds to the Company that are non-interest bearing and due on demand. The Company at May 31, 2003, owes these related parties $131,539. The Company has classified these payables as current liabilities.

NOTE 7. NOTES PAYABLE

         During the year ended November 30, 2001, the Company borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. The first note for $25,000 is dated July 11, 2001 and the second note for $25,000 is dated August 14, 2001. The first note and accrued interest was due on August 31, 2001 and was in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. The second note and accrued interest was due on October 31, 2001 and was in default. Accordingly, late fees of 10%, as required by the agreement, have been accrued on the note. Subsequently, the lender extended the due dates of these notes to June 30, 2003, which has been further extended and no additional late charges have been accrued. Interest however, is still accruing.

         As an inducement to offer these loans, the Company agreed to issue 400,000 shares of its common stock to the lender of these notes. Interest expense of $10,000 was charged to operations, with the offset included in accounts payable and accrued expenses at November 30, 2001. During the year ended November 30, 2002, the Company issued 400,000 of the 800,000 shares (pre-split) of stock to the note holder valued at $14,000, in lieu of paying some of the back interest that was accrued. Interest expense on these notes was approximately $3,000 and $3,000, respectively for the six months ended May 31, 2003 and 2002.

         The Company signed a formal note in the amount of $55,000 evidencing the amount due its former auditing firm. This note was due on June 15, 2002 with interest payable at 8% and is currently in default. Accrued interest and interest expense on this note for the six months ended May 31, 2003 is $2,200.

         In April 2002, the Company entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorney) with interest at 12%. Concurrent therewith, the Company issued 3,000,000 shares to the holder of the note as collateral. The value ($135,000) of the Company's common stock issued as collateral is included as a reduction of additional paid in capital in the equity section of the consolidated financial statements. The note with interest is due and payable on April 25, 2003. This note was extended as well. Interest expense on this note for the six months ended May 31, 2003 is $4,650.

         The Company entered into a promissory note with an officer in the amount of $4,000 in December 2002. The note is a short-term note, due in one year. The interest rate on the note is 12%. Interest expense on this note for the six months ended May 31, 2003 is $240.

NOTE 8. COMMON STOCK

         During the six months ended May 31, 2003 and 2002, the Company issued the following common stock:

           COMMON STOCK ISSUED FOR SERVICES

         During the six months ended May 31, 2003, the Company issued a total of 4,937,037 shares of common stock for services rendered valued at $56,570.

         During the six months ended May 31, 2002, the President and CEO earned 116,336 shares of restricted Rule 144 common stock valued at $16,380 as a bonus for the quarter.

         During the six months ended May 31, 2002, the Company issued a total of 1,100,000 shares of common stock (post-split) for services rendered valued at $178,500.

           COMMON STOCK ISSUED IN CONNECTION WITH NOTES PAYABLE

         During the six months ended May 31, 2003 and 2002, the Company issued 1,000,000 and 100,000 shares valued at $10,000 and $14,000, respectively to a third party in connection with two notes payable.

           COMMON STOCK ISSUED IN CONNECTION WITH WEB SITE DEVELOPMENT

         During the six months ended May 31, 2002, the Company issued 300,000 shares valued at $102,000 in connection with the proprietary software and website consent development of IT Career.NET. An additional 50,000 shares valued at $7,000 were issued in connection with the development of the Company's marketing website, VentureClub.

           COMMON STOCK DIVIDEND ISSUED

         On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.

NOTE 9. NET LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share for the six months ended May 31, 2003 and 2002.



                                                 Six Months      Six Months
                                                   Ended           Ended
                                                May 31, 2003    May 31, 2002
                                                ------------    ------------

Numerator for basic and
diluted loss per share
- net loss                                      $  (332,938)     $ (407,907)
                                                ===========      ==========

Denominator for basic and
diluted loss per share
- Weighted average shares                        34,916,742       8,435,532
                                                ===========       =========

Basic and diluted net
loss per common share                           $    (0.010)     $   (0.048)
                                                ===========      ==========

The Company's potentially issuable shares of common stock pursuant to outstanding stock options are excluded from the diluted computation as the effect would be anti-dilutive.

NOTE 10. CONSULTING AGREEMENT

         On December 19, 2001, the Company entered into a consulting agreement with Arthur D. Viola (d.b.a. Daniels Corporate Advisory Company) whereby Mr. Viola will be retained as an Independent Contractor to structure, finance and ultimately manage a PEO Roll-up within the human resource subsidiary. Mr. Viola earned and received a "sign-on" bonus of 800,000 free-trading shares of the Company's stock valued at $136,000, based on the closing price of its common stock on the date of the agreement. Additionally, Mr. Viola invested $37,500 (through the purchase of 300,000 free-trading shares of INFe), in order to provide necessary working capital to commence the registration of that subsidiary. Upon this investment, Mr. Viola became a 100% shareholder of INFe - Human Resources, which will become a spin-off company. Once the deal gets structured with the PEO, Mr. Viola and the owners of the acquired company and any investors will own 80% of the company and the remaining 20% of the company will be owned by INFe shareholders. A stock purchase agreement was executed on the 24th of June, 2002..

NOTE 11. SEGMENT INFORMATION

         The Company's reportable operating segments include INFE-Ventures, INFE-Technologies and INFE-Relations. INFE-Ventures provides financial and business consulting services. INFE-Technologies provides technology consulting and due diligence services. INFE-Relations provides investor and public relations services.

         The Company believes that segment information is immaterial.

NOTE 12. CONTINGENCIES

         An action for collection of legal fees was filed against the Company in the Fifteenth Judicial Circuit Court in and for the Palm Beach county of Florida in February 2002. The Company denies owing the amount in question and has engaged counsel to defend its position. As of June 2003, the plaintiff's motion for a judgment in this matter has been reopened by the court. The Company believes it will eventually settle this matter. No amounts have been accrued for this claim.

NOTE 13. SUBSEQUENT EVENTS

         On June 26, 2003 a merger agreement (the "Merger Agreement") was executed by and among the Company, Pacer Acquisition, Inc., a Florida corporation, ("Merger Sub"), Pacer Health Corporation, a Florida corporation, ("Pacer") and Ranier Gonzalez, the sole shareholder of Pacer (the "Shareholder"). Pursuant to the Merger Agreement, the shareholder acquired 111,600,000 shares of the Company's common stock (the "Common Merger Shares") and one (1) share of the Company's Series A Preferred Stock (the "Preferred Merger Shares" and together with the Common Merger Shares, the "Merger Shares"), convertible into 318,822,903 shares of the Company's common stock, in consideration for all of the common stock of Pacer. Pursuant to the merger, the Shareholder owns, assuming conversion of the Preferred Merger Shares, approximately 90% of the voting securities of the Company.

         On June 26, 2003 and pursuant to the Merger Agreement, the Merger Sub was merged with and into Pacer, which is the surviving corporation and will continue its corporate existence under the laws of the State of Florida as a wholly owned subsidiary of the Company.

         On June 24, 2003, the agreement with Daniels Corporate Advisory Group was executed. It is anticipated that the Company will complete this transaction in its third fiscal quarter.

         On June 2, 2003, the Company issued 8,000,000 shares of common stock through an S-8 registration for consultants and compensation.

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

GENERAL

         Subsequent to May 31, 2003, the Company has made significant changes that are directed to increase shareholder value through the execution of its previously planned merger, acquisition and "spin off" strategies. As a result of a successful merger with Pacer Health Corporation, and the successful sale of its INFE-Human Resources, Inc. subsidiary and the change of controlling interest in other subsidiaries, the Company is now positioned to move forward with a new business model and management team in place and it has retained a minority equity position in the subsidiaries that may result in additional value in the future.

         The new focus of the Company is an acquisition and "roll up" strategy in the Assisted Living Facilities (ALFs) and Medical treatment centers industries. The Company will operate under the name of Pacer Health Corporation which has already acquired its first medical treatment center in the Miami, Florida area. The business plan of the new management team is to acquire assisted living facilities and medical treatment centers, and consolidate and manage them under one central team. The need for assisted living facilities is expected to grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services. The industry is relatively fragmented and there are many facilities available for acquisition at a very good value at this time. By acquiring these operations now, while financing costs and properties are still relatively inexpensive, the Company can establish itself as a sizable and profitable operator in this growing industry. Each ALF acquisition will bring with it a valuable piece of real estate property along with a profitable operating business, and along with good management and available financing, the Company can grow revenues rapidly and operate a very profitable business.

         On June 25th, the Company's Human Resources subsidiary executed a Stock Purchase Agreement with Daniels Corporate Advisory Company, Inc. wherein 80% of the shares of INFe-Human Resources were acquired by Daniels. The balance of the 20% ownership of INFe-Human Resources will be distributed to INFe shareholders of record on that date. INFe-Human Resources is preparing a Form 10SB Registration statement to be filed with the Securities and Exchange Commission to register the shares and plans to become a publicly traded entity following an effective registration.

         On June 26, 2003, the Company completed its merger with Pacer Acquisition, Inc. ("Pacer"). Under the terms of the merger agreement, the Company issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of the Company. Pacer was formed in January 2003, and through May 26, 2003 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring profitable assisted living facilities and other senior care related businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA Medical Group, Inc. and as a result, emerged from the development stage. The merger was accounted for under the purchase method of accounting.

         With this transaction, certain members of the Board of Directors of the Company resigned and were replaced with representatives of Pacer. In addition to this acquisition, the Company anticipates exchanging 95% of its ownership of INFe-Ventures, Inc., INFe-Technologies, Inc., INFe-Relations, Inc., IT*CareerNet.com, Inc. and NetNetMarketing.com, Inc. to the INFE outgoing officers and directors by the end of its fiscal year. INFe-Holdings, Inc. was retained by Pacer. The outgoing President & CEO of INFe is planning to file registration statements for several of these subsidiaries in the future. The Company plans to change its name to Pacer Health Corporation and its trading symbol over the next ninety days. The INFE name will be retained by the outgoing subsidiaries as they intend to continue their current business practice. The ownership of TelTech Global Solutions did not change in the transaction.

         Prior to the merger with Pacer, the Company offered a variety of business infrastructure services to emerging growth public and private companies, with a focus on technology.

         The Company was organized into multiple subsidiaries. These subsidiaries will now function as privately held companies with plans to find merger partners and eventually to become independently traded public companies with INFe shareholders retaining some equity in these companies. The subsidiaries that are now privately operated are as follows:

         INFE-VENTURES, INC. - provides financial and business consulting services for clients. Services offered include due diligence, capital sourcing, mergers and acquisition strategies, and strategic business planning. This subsidiary also owns and operates the INFe-VentureClub website.

         INFE-HUMAN RESOURCES, INC. was sold to Daniels Financial Advisory Company and the management plans to file a registration statement with the SEC to have the company become a publicly traded entity providing Human Resource management services.

         INFE-TECHNOLOGIES, INC. - provides technology consulting and due diligence services, including web integration, web site design, systems administration and software projects, serving as a technology outsourcing resource to our clients.

         INFE-RELATIONS, INC. - provide investor and public relations services to our clients. The services offered include e-mailing, placement of client profiles on the website, the arrangement for radio programming and advertising, a variety of financial news publications and other public relations services.

         IT*CAREERNET.COM, INC. - provides on line Internet based reservoir of technology professionals and offers recruiting and job posting software on an ASP basis to Companies.

         NETNET MARKETING.COM, INC. was formed to provide Internet based marketing and media services. The Company was never fully operational.

RESULTS OF OPERATIONS
---------------------

THREE AND SIX MONTHS ENDED MAY 31, 2003 AND 2002

         Revenues for the three months ended May 31, 2003 decreased to $43,442 from $331,477 for the three months ended May 31, 2002 and for the six months ended May 31, 2003 decreased to $48,442 from $409,477 for the six months ended May 31, 2002. The decrease was largely attributable to the decrease in value of Company owned securities of its investment banking clients.

         Selling, general and administrative expenses for the three months ended May 31, 2003 decreased from $386,268 to $88,942 and decreased to $120,644 in the six months ended May 31, 2003, from $687,817 for the six months ended May 31, 2002. This decrease is primarily due to a reduction in staff and consultants, resulting in a decrease in compensation expense, employee benefits, consulting expense and related overhead.

         Depreciation and amortization for the three months ended May 31, 2003 decreased from $27,341 to $17,666 and decreased to $38,125 in the six months ended May 31, 2003, from $54,682 for the six months ended May 31, 2002. This decrease was mostly due to a reduction in operations equipment and financing requirements.

         Unrealized gains on trading securities and available for sale securities were $12,847 for the three months ended May 31, 2003 from a loss of $28,511 for the three months ended May 31, 2002 and decreased to $30,190 during the six months ended May 31, 2003 from the unrealized loss of $65,141 for the six months ended May 31, 2002, as a result of a decline in the market price of trading securities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

ACCUMULATED DEFICIT

         Accumulated deficit at May 31, 2003, was approximately $8,572,838 compared to accumulated deficit of approximately $8,239,900 at November 30, 2002. The increase in accumulated deficit was due to net losses of approximately $332,938 for first six months of fiscal 2003.

MANAGEMENT PLANS

         The Company has the following strategic growth plans underway:

         Obtain the necessary financing to acquire Assisted Living Facilities
(ALFs) and medical treatment centers in a "roll up" strategy.

         Acquire, operate and manage these facilities with the existing management when available and new management as well.

         The Company has acquired its first medical treatment center with projected revenues of approximately $750,000 and an EBIT of $100,000.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A suit has been brought by the Company's former securities attorney in a dispute over the calculation of fees billed. The complaint seeks payment of the amount of disputed fees. The Company believes that the attorney has been paid in full in accordance with it agreement with the attorney and to vigorously defend this litigation. The Company continues to defend it position in this matter.

ITEM 2. CHANGES IN SECURITIES

         On June 26, 2002, the Board of Directors approved a two-for-one (2:1) stock dividend effective for shareholders of record as of July 10, 2002.

         On June 26, 2003, the Company issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the net assets of Pacer Acquisition, Inc. ("Pacer"), who in turn became a wholly owned subsidiary of INFe.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

         REPORT      ITEM(S) NO.       DATE OF REPORT        DATE FILED
         Form 8-K    7 and 9           May 19, 2003          May 30, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INFE, INC.
                                                 (Registrant)

Date:    July 21, 2003                  /s/ Tom Richfield
                                        --------------------------------------
                                        Tom Richfield, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A- 14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Thomas M. Richfield, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of INFE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003

/s/ Thomas M. Richfield
----------------------------------
Thomas M. Richfield
President, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A- 14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934


I, Thomas M. Richfield, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of INFE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003


/s/ Thomas M. Richfield
-----------------------
Thomas M. Richfield
Chief Financial Officer