Form 10QSB
period 2003-08-31
INFE COM INC
filed 2003-10-20
CIK 922913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2003

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                                   INFE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


                          FLORIDA                                                          11-3144463
                          -------                                                          ----------
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer
                                                                                   Identification Number)


    5201 Blue Lagoon Drive, Suite 900, Miami, Florida                                       33126
    -------------------------------------------------                                       -----
         (Address of principal executive offices)                                         (Zip Code)

    Registrant's telephone number, including area code:                                (305) 716-4073
    --------------------------------------------------                                 --------------

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

         As of August 31, 2003, there were 158,474,767 shares outstanding of issuer's common stock.

                                     PART I

Item 1.  Financial Statements

Financial Information


                           INFE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              August 31,                November 30,
ASSETS                                                        2003                      2002
                                                                                        (Unaudited)

Current Assets:
  Cash                                                        $2,127                    $-
  Accounts receivable - net                                   83,519                    $-
                                                              ----------------------------
         Total current assets                                 85,646                    $-

Property and Equipment
(Net of Accumulated Depreciation of $11,086)                  15,600                    $-

Goodwill                                                      526,700                   $-

Other Assets                                                  12,209                    $-
                                                              -----------------------------

                                                              $640,155                  $-
                                                              =============================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                       $792,693                  $-
  Note payable - clinic                                       800,000                   $-
  Payroll taxes payable                                       290,292                   $-
  Previously stated payable
     due to former executives                                 283,158                   $-
  Notes payable                                               186,500                   $-
                                                              -----------------------------

         Total current liabilities                            2,352,643                 $-

Related Party Note Payable                                    $25,950                   -

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.0001 par value,
    20,000,000 authorized and 1 and 0 shares
    issued and outstanding                                    -                         -
  Common stock, $.0001 par value,
    200,000,000 shares authorized, 158,474,767
    and 0 shares issued and outstanding                       15,848                    -
  Stock issued and held
    as collateral by note holder                              (135,000)                 -
  Additional paid-in-capital                                          -
  Retained Deficit                                            (1,619,286)               -
                                                              -----------------------------
                                                              (1,738,438)               -
                                                              -----------------------------

                                                              $640,155                  $-
                                                              =============================

            See notes to condensed consolidated financial statements.


                           INFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 2003 AND 2002

                                   (Unaudited)


                                                              2003                      2002

PATIENT REVENUE                                               $295,989
CONTRACTUAL ALLOWANCE                                         (170,671)                 -
                                                              ---------------------------
  NET REVENUE                                                 125,318                   -

OTHER REVENUE                                                 -                         -

COSTS AND EXPENSES:
  Medical clinic                                              105,673                   -
  Selling, general and administrative                         41,400                    -
  Depreciation and amortization                               1,279                     -
                                                              ---------------------------
                                                              148,352                   -
                                                              ---------------------------

 (Loss) from operations                                       (23,034)                  -
                                                              ---------------------------

OTHER INCOME (EXPENSE):
  Impairment of goodwill                                      (200,000)                 -
                                                              ---------------------------

LOSS BEFORE INCOME TAXES                                      (223,034)                 -

INCOME TAX EXPENSE                                            -                         -
                                                              ---------------------------

NET LOSS                                                      $(223,034)               $-
                                                              ===========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $(0.003)                 $-
                                                              ===========================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                              76,102,750               -
                                                              ==========================

            See notes to condensed consolidated financial statements.


                           INFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

                                   (Unaudited)

                                                              2003                   2002

PATIENT REVENUE                                               $295,989
CONTRACTUAL ALLOWANCE                                         (170,671)                 -
                                                              ---------------------------
  NET REVENUE                                                 125,318                   -
                                                              ---------------------------

OTHER REVENUE                                                 -                         -

COSTS AND EXPENSES:
  Medical clinic                                              105,673                   -
  Selling, general and administrative                         41,400                    -
  Depreciation and amortization                               1,279                     -
                                                              ---------------------------
                                                              148,352                   -
                                                              ---------------------------

(Loss) from operations                                        (23,034)                  -
                                                              ---------------------------

OTHER INCOME (EXPENSE):
  Impairment of goodwill                                      (200,000)                 -
                                                              ---------------------------

LOSS BEFORE INCOME TAXES                                      (223,034)                 -

INCOME TAX EXPENSE                                            -                         -
                                                              ---------------------------

NET LOSS                                                      $(223,034)               $-
                                                              ===========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $(0.003)                 $-
                                                              ===========================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -BASIC AND DILUTED                              76,102,750                -
                                                              ===========================

            See notes to condensed consolidated financial statements.


                           INFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)



                                                              2003                      2002
Cash Flows from Operating Activities:
  Net loss                                                    $(223,034)               $-
  Adjustments to reconcile net loss to net cash
     (used in) operating activities:
        Depreciation and amortization                         1,279                     -
        Impairment of goodwill                                200,000                   -
        Changes in operating assets and liabilities:
          Increase in other assets                            (11,377)                  -
          Increase in accounts receivable                     (31,337)                  -
          Increase in accounts payable,
             accrued expenses and payroll
             taxes payable                                    35,788                    -
                                                              ---------------------------
              Net cash (used in)
                  operating activities                        (28,681)                  -
                                                              ---------------------------
Cash Flows from Financing Activities:
       Proceeds from loans from related parties               25,950                    -
                                                              ---------------------------
              Net cash provided by
                  financing activities                        25,950                    -
                                                              ---------------------------

Net (Decrease) in Cash                                        (2,731)                   -
Cash, Beginning                                               -                         -
                                                              ---------------------------
Cash, Ending                                                  $(2,731)                 $-
                                                              ===========================


SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing activities:

         Impairment of goodwill                               $200,000                 $-
                                                              ===========================
 Acquisition of AAA Medical Center
         Note Payable                                         $800,000                 $-
         Cash                                                 (4,858)                   -
         Accounts Receivable                                  (52,182)                  -
         Goodwill                                             (726,700)                 -
         Office Equipment, net                                (16,879)                  -
         Deposits                                             (832)                     -
         Liabilities                                          1,451                     -
                                                              ---------------------------
                                                              $-                       $-
                                                              ===========================
 Recapitalization of Pacer Health

         Accounts payable and accrued expenses                $755,454                  $-
         Payroll taxes payable                                290,292                   -
         Previously stated payables
            due to former officers                            283,158                   -
         Notes payable                                        186,500                   -
         Collateral of stock held by note holder              (135,000)                 -
         Common stock                                         15,848                    -
                                                              ---------------------------
         Retained earnings                                    $1,396,252               $-
                                                              ===========================

            See notes to condensed consolidated financial statements.

NOTE 1. THE COMPANY

Nature of operations
--------------------

Pacer Health Corporation ("Pacer" or the "Company") is the result of a business combination (see "Reverse acquisition" below) on June 26, 2003, of Pacer Health Corporation, a privately held medical services company, and INFe, Inc. ("INFe"), a public shell company.

The Company's primary focus is to provide eldercare services with an emphasis on Skilled Nursing Facilities and Assisted Living Facilities ("ALF"). The Company also operates a medical treatment center which services patients of all ages.

INFe was formed on February 1, 1993 to acquire the assets and liabilities of various technology companies. INFe ceased operations and began marketing itself as a public shell in 2003.

Pacer was formed in January 2003, and through May 26, 2003 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring assisted living facilities and other senior care related businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA Medical Center, Inc. ("AAA") and as a result, emerged from the development stage. The merger was accounted for under the purchase method of accounting.

Reverse acquisition
-------------------

Pursuant to the terms of the Merger Agreement (the "Merger Agreement"), by and between Pacer and INFe on June 26, 2003, INFe acquired all of the outstanding stock of Pacer. Under the terms of the Merger Agreement, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of INFe. For accounting purposes, however, the acquisition has been treated as the recapitalization of Pacer, with Pacer deemed, the acquiror of INFe in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of Pacer common stock to that of INFe.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with INFe's audited consolidated financial statements and notes thereto included in INFe's Annual Report on Form 10-KSB, as amended, for the fiscal year ended November 30, 2002.

The unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates contained in these condensed consolidated financial statements include management's estimates of allowance for uncollectable accounts receivable, contractual allowances and governmental allowances. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended August 31, 2003 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Pacer considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Property and Equipment
----------------------
Property and equipment are recorded at the acquisition cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. Pacer measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Intangible Assets
-----------------
Intangible assets relate primarily to the acquisition of AAA and are comprised primarily of goodwill. Goodwill represents the cost of the acquisition in excess of the fair value of identifiable net assets acquired. The carrying amount of goodwill is reviewed for impairment when indicators of impairment are identified. If the review indicates that the intangible assets are not expected to be recoverable based on the undiscounted cash flows of the acquired assets over the remaining amortization periods, the carrying value of the intangible assets will be adjusted. The carrying amount of goodwill is reviewed for impairment on a quarterly basis.

Revenue Recognition
-------------------
Patient revenue consists of fees charged for the administration of medical services, including, but not limited, to therapy. Patient revenue is recognized when services are rendered. Contractual adjustments reflect the amount the Company does not expect to realize as a result of the various payouts from private insurance carriers. Governmental adjustments reflect the amount the Company does not expect to realize as a result of the payout from Medicare and the State of Florida.

Income Taxes
------------
Pacer accounts for income taxes in accordance with Statement of Financial Standard No. 109 ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 4. ACQUISITIONS

On May 26, 2003, Pacer acquired AAA, a medical treatment center, for $800,000 consisting of an installment note payable of $800,000 due September 26, 2003. We have obtained an extension for payment of the installment note until October 31, 2003.

On June 26, 2003, INFe completed its reverse merger with Pacer. Under the terms of the Merger Agreement, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of INFe pursuant to a reverse merger. Pacer was formed in January 2003, and through May 26, 2003 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring assisted living facilities and other senior care related businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA and as a result, emerged from the development stage. The merger was accounted for under the purchase method of accounting.


NOTE 5. GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the three and nine months ended August 31, 2003 and has an accumulated deficit as of August 31, 2003 of approximately $1,619,286. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

                                                              August 31, 2003

Furniture, fixtures and equipment                             $7,500
Computer hardware and software                                3,200
Medical Equipment                                             6,179
                                                              ------
                                                              16,879
Less:  Accumulated depreciation and amortization              (1,279)
                                                              -------

Property and equipment, Net                                   $15,600
                                                              =======

NOTE 7. PAYROLL TAXES PAYABLE

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


NOTE 8. RELATED PARTY TRANSACTIONS

Prior to INFe's merger with Pacer, the former President and other former employees had purported to advance funds to INFe. These amounts, if any, were not advanced in the ordinary course of business. The Company has classified these purported payables as long-term liabilities. INFe is reviewing these in an attempt to determine if they are valid.


NOTE 9. NOTES PAYABLE

During the year ended November 30, 2001, INFe purportedly borrowed $50,000 from a third party, in two separate notes, both bearing interest at 12%. INFe is in default of both notes. The Company is reviewing these notes to determine their validity.

INFe signed a formal note in the amount of $55,000 evidencing the amount due its former auditing firm. This note was due on June 15, 2002 with interest payable at 8% and is currently in default. The former auditing firm initiated a lawsuit against INFe and received a default judgment against INFe on June 3, 2003. The former auditing firm has begun collection proceedings against INFe.

INFe signed a confession of judgment in the amount of approximately $24,000 evidencing the amount due its former auditing firm. The former auditing firm initiated a lawsuit against INFe and received an adverse judgment against INFe on August 2, 2001 as a result of the confession of judgement.

In April 2002, INFe entered into a loan agreement and received $77,500 (of which $2,500 was paid directly to the lender's attorney) with interest at 12%. Concurrent therewith, INFe issued 3,000,000 shares to the holder of the note as collateral. The note with interest was due and payable on April 25, 2003. The Company is currently negotiating with the lender in order to attempt to settle the outstanding liability.

INFe purportedly entered into a promissory note with a former officer in the amount of $4,000 in December 2002. The note, if any, was not made in the ordinary course of business. The Company is currently evaluating the validity of this.

NOTE 10. COMMON STOCK

During the nine months ended August 31, 2003, the Company issued the following common stock:

COMMON STOCK ISSUED FOR SERVICES

Prior to its reverse merger with Pacer, INFe issued 8,000,000 shares of common stock valued at of $160,000.

COMMON STOCK ISSUED IN CONNECTION WITH MERGER

During the nine months ended August 31, 2003, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of INFe pursuant to a reverse merger transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Pacer with Pacer as the acquiror.

NOTE 11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the nine months ended August 31, 2003.


                                                             Nine Months
                                                             Ended
                                                             August 31, 2003
                                                             ---------------

Numerator for basic and
diluted loss per share
- net loss                                                    $ (223,034)
                                                              ----------

Denominator for basic and
diluted loss per share
- Weighted average shares                                     76,102,750
                                                              ----------

Basic and diluted net
loss per common share                                         $ (0.003)
                                                              ---------

The  Company's   potentially   issuable  shares  of  common  stock  pursuant  to
outstanding stock options are excluded from the diluted computation as the effect would be anti-dilutive.

NOTE 12. SEGMENT INFORMATION

The company currently operates only one medical services center. Accordingly, the Company believes that segment information is immaterial.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In an action filed in a Florida state court in February 2002, INFe was accused of failing to pay certain legal fees. INFe denies owing the amount in question and has engaged counsel to defend its position. As of June 2003, the plaintiff's motion for a judgment in this matter has been reopened by the court. The ultimate resolution of this matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a Florida state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe. As a result of the failure to appear, INFe received an adverse default judgment. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm. As a result of the Confession of Judgement, INFe received an adverse judgment. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION


INTRODUCTORY STATEMENTS


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Infe, Inc. (the "Company"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PLAN OF OPERATION

         Our primary focus is to be a provider of eldercare services with an emphasis on Skilled Nursing Facilities ("SNF") and Assisted Living Facilities ("ALF"). We also operate a medical treatment center which service patients of all ages. Our strategic business plan contemplates the acquisition of SNFs, ALFs, and medical treatment centers and subsequently consolidating and managing them under one central team. We believe that the need for ALFs will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services. We further believe that the industry is highly fragmented and there are many facilities currently available for acquisition which have a relatively low price-earnings ratio. We intend to attempt to acquire ALFs in this growing industry.

         Management recognizes that to proceed with its plan to acquire additional ALFs and medical treatment centers, it will require additional capital. Management believes that apart from its revenue derived from its existing operations, it will require third-party financing to continue the Company's growth plans for the next 12 months. Below is a discussion of our operating results for the three months and nine months ended August 31, 2003.

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

         Except as it relates to the acquisitions of ALFs and medical treatment centers, we do not currently anticipate any significant plant or equipment purchases during the next twelve months.


         CHANGES IN THE NUMBER OF EMPLOYEES

         We currently have four employees. We may hire additional employees during the remainder of 2003, as the need arises to accomplish the tasks set forth in our plan.

ACQUISITIONS

         On May 26,  2003,  Pacer  Health  Corporation  ("Pacer")  acquired  AAA
Medical Center, Inc. ("AAA"), a medical treatment center, for $800,000 consisting of an installment note payable of $800,000 originally due September 26, 2003. We have obtained an extension for payment of the installment note until October 31, 2003. The merger was accounted for under the purchase method of accounting. Until the acquisition of AAA, Pacer, which was formed in January 2003, was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring profitable assisted living facilities and other eldercare related businesses.

         On June 26, 2003, Infe, Inc. ("Infe") acquired all of the outstanding stock of Pacer. Under the terms of the merger agreement, Infe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of the Infe. The merger resulted in the former shareholders of Pacer owning approximately 70% of the outstanding shares of our common stock and 100% of the shares of our Series A Convertible Preferred Stock immediately following the merger. If the Series A Convertible Preferred Stock is exercised, the former shareholders of Pacer will own approximately 90.0% of the shares of our outstanding common stock.

MANAGEMENT

         On August 1, 2003, we accepted the resignation of former CEO Tom Richfield, Director Gus Mechalas and other former executive board members. Subsequently, we appointed the following Pacer representatives to the Board of
Directors:

         Rainier Gonzalez, Chairman of the Board
         Dr. Eric Pantaleon, Ph.D., Director
         Alfredo Jurado, Esq., Director

Each director will serve a term of one year. Furthermore, commensurate with the reverse merger, we appointed Rainier Gonzalez as Chief Executive Officer.

         Commensurate with the reverse merger, we have distributed our ownership of certain non-operating subsidiaries which include INFe-Ventures, Inc., INFe-Technologies, Inc., INFe-Relations, Inc., IT*CareerNet.com, Inc. and NetMarketing.com, Inc. (collectively "Distributing Subsidiaries") to the former officers and directors by the end of its fiscal year. We will continue to retain our ownership in INFe-Holdings, Inc. ("Holdings"). Furthermore, the Distributing Subsidiaries will retain the INFe name in continuation of their current business.


RESULTS OF OPERATIONS

         OVERVIEW

         Operating Loss was $223,034 for the three months ended August 31, 2003 and the nine months ended August 31, 2003. Our operating income from medical services segment was a result of our acquisition of AAA.


         REVENUE

         Revenue includes reimbursement amounts billed to Medicare and private insurance companies. These amounts are shown at the gross amount billed reduced by governmental and contractual allowances. Net revenue was $125,318 for the three and nine months ended August 31, 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $23,034 for the three months ended August 31, 2003 and the nine months ended August 31, 2003. This included compensation expense, employee benefits, and related overhead.


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $1,279 for the three months ended August 31, 2003 and the nine months ended August 31, 2003.


         OPERATING COSTS

         Operating costs was $105,673 for the three months ended August 31, 2003 and the nine months ended August 31, 2003. This reflects the contract labor and supplies necessary to administer medical services to the patients.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $2,127 as of August 31, 2003. The major components of these changes are discussed below.

         Cash used in operating activities during the nine months ended August 31, 2003 was $28,681.

         Capital expenditures for the three months ended August 31, 2003 was $1,100. This consisted of computer hardware.

INFLATION

         Our business will be affected by rising inflation. Because our revenue primarily consists of reimbursement from various government agencies and private insurance carriers, economic conditions can result in these payments not reflecting the increased cost of providing medical services. During the past nine months, we have not experienced a noticeable effect as a result of inflation.

ITEM 3.  CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to INFe (including our consolidated subsidiaries) required to be included in this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         In an action filed in a Florida state court in February 2002, INFe was accused of failing to pay certain legal fees. INFe denies owing the amount in question and has engaged counsel to defend its position. As of June 2003, the plaintiff's motion for a judgment in this matter has been reopened by the court. The ultimate resolution of this matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

         In an action filed in a Florida state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe. As a result of the failure to appear, INFe received an adverse default judgment. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

         In an action filed in a Virginia state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm. As a result of the Confession of Judgement, INFe received an adverse judgment. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         COMMON STOCK ISSUED FOR SERVICES

Prior to its reverse merger with Pacer, INFe issued 8,000,000 shares of common stock valued at $160,000.

         COMMON STOCK ISSUED IN CONNECTION WITH MERGER

During the nine months ended August 31, 2003, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of INFe pursuant to a reverse merger transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Pacer with Pacer as the acquiror.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS


Exhibit No.          Description                                             Location

2.1                  Merger Agreement, dated July 26, 2003, between among    Incorporated by reference to Exhibit 99.1 to
                     others, Infe, Inc. and Pacer Health Corporation         Form 8-K filed on July 3, 2003

2.2                  Acquisition Agreement dated May 26, 2002 between        Provided herewith
                     Pacer Health Corporation and AAA Medical Center, Inc.

2.3                  Amendment No. 1 to Promissory Note by and between
                     Pacer Health Corporation and AAA Medical Group, Inc.    Provided herewith

3.1                  Articles of Incorporation of Infocall Communications    Incorporated by reference to Exhibit 3(i) to
                     Corp.                                                   Form 10-SB/12G filed on December 30, 1999.

3.2                  Articles of Amendment to Articles of Incorporation of   Incorporated by reference to Exhibit 3(i)(1)
                     Infocall Communications Corp.                           to Form 10-SB/12G filed on December 30, 1999.

3.3                  Amended and Restated Articles of Incorporation of       Incorporated by reference to Exhibit 3.4 to
                     Infocall Communications Corp.                           Form SB-2 filed on September 15, 2000

3.4                  Certificate of Amendment to Certificate of              Incorporated by reference to Exhibit 1.1 to
                     Incorporation of Infe, Inc.                             Form 10-QSB filed on October 15, 2001

3.5                  Articles of Amendment to Articles of Incorporation of   Provided herewith.
                     Infe, Inc.

3.6                  Bylaws of Infe, Inc.                                    Incorporated by reference to Exhibit 3(ii) to
                                                                             Form 10-SB/12G filed on December 30, 1999

4.1                  Specimen Stock Certificate                              Incorporated by reference to Exhibit 4.1 to
                                                                             Form SB-2 filed on September 15, 2000.

31.1                 Certification re: Section 302                           Provided herewith

32.1                 Certification re: Section 906                           Provided herewith

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 20, 2003              INFE, INC.

                                       By: /s/ Rainier Gonzalez
                                           -------------------------------
                                           Rainier Gonzalez
                                           Chief Executive Officer