Form 10KSB
period 2003-12-31
PACER HEALTH CORP
filed 2004-04-14
CIK 922913

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NO.
           DECEMBER 31, 2003                                  0-28729

                            PACER HEALTH CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           FLORIDA                                    11-3144463
           -------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                             7759 N.W. 146TH STREET
                              MIAMI LAKES, FL 33016
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    Issuer's telephone number: (305) 828-7660
                                               --------------

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Pacer Health Corporation was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Pacer Health's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.   $199,789.

Based on the closing sale price on April 13, 2004, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $2,579,240.

As of April 13, 2004, Pacer Health Corporation had 565,482,228 shares of common stock outstanding.

                               TABLE OF CONTENTS

PART I
----
Item 1     Business
Item 2     Properties
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II
----
Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6     Management's Discussion and Analysis of Financial Condition
             and Results of Operations
Item 7     Financial Statements
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A    Controls and Procedures

PART III
----
Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
Item 12    Certain Relationships and Related Transactions

PART IV
----
Item 13   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Item 14  Principal Accountant Fees and Services

SIGNATURES
PART I

This Form 10-KSB contains "forward-looking statements" relating to Pacer Health Corporation ("Pacer") which represent Pacer's current expectations or beliefs including, but not limited to, statements concerning Pacer's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Pacer to continue its growth strategy and competition, certain of which are beyond Pacer's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and Pacer undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  BUSINESS.
----

GENERAL

We are a provider of healthcare services with a primary focus on hospitals, Skilled Nursing Facilities ("SNF") and Assisted Living Facilities ("ALF"). We also operate a medical treatment center that services patients of all ages. We are attempting to build a national brand in the domestic healthcare industry by acquiring and consolidating various healthcare operations. We intend to enhance the quality of healthcare experiences for our patients by providing high-quality medical services.

Our business strategy consists acquiring and integrating various healthcare facilities. We intend to attempt to increase the profitability of these healthcare facilities by reducing or eliminating duplicate general and administrative costs. We further intend to design and implement best practices across these facilities including high-quality medical services that are provided to our patients.

On June 26, 2003, we completed a business combination with INFe, Inc. ("INFe") and changed our business name from INFe, Inc. to Pacer Health Corporation. Our principal offices are now located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660. Our website is www.pacerhealth.com.

On May 26, 2003, we acquired AAA Medical Center, Inc. ("AAA"). The facility provides rehabilitative therapy to patients of various ages. The rehabilitative therapy is designed to assist the patient to overcome various sustained injuries. The majority of the patients who visit AAA have incurred their injury as a result of automobile accidents. However, AAA services patients regardless of the how the injury was incurred.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC to acquire certain assets used in the operation of South Cameron Memorial Hospital.

No material part of our revenues were derived outside of the United States in the 2003 fiscal year, and during that year, we had no material assets outside the United States.

INDUSTRY OVERVIEW

THE HEALTHCARE INDUSTRY

Hospitals. The majority of hospitals provide general acute care and operate in urban communities. Accordingly, there are several healthcare operators in any major urban community resulting in high barriers to entry into the market. The hospitals that operate in rural, non-urban communities serve a smaller population resulting in fewer healthcare operators and reduced barriers to entry into that market.

Skilled Nursing Facilities. Skilled nursing facilities provide 24-hour skilled nursing services to seniors who require such care. The facilities also provide housing, dietary and medical services to these seniors.

Assisted Living Facilities. Assisted living provides seniors who do not require skilled nursing services with housing that provides supportive care and services that include assistance with activities of daily living and other services.

THE HEALTHCARE INDUSTRY'S SIZE AND OPPORTUNITY

Size. The domestic healthcare industry is a large and growing industry. Healthcare spending currently represent approximately 15% of the gross domestic product ("GDP") and according to the Center for Medicare and Medicaid Service ("CMS") - Office of the Actuary is expected to grow by a projected average annual 7.3% to $3.4 trillion by the year 2012 thereby representing 18.4% of the GDP. Furthermore, in the same study, hospital spending is expected to nearly double from approximately $520 million to $934.3 million. Furthermore, nursing home care is also expected to increase from approximately $107 million to $184.8 million.

Opportunity to Create a Regional Network. We believe that the domestic healthcare industry presents opportunities for innovation, differentiation and the creation of regional networks due to the following industry characteristics:

         Highly fragmented. The domestic healthcare industry market is highly fragmented made up of many economically independent entities. We believe that the growing societal demands for quality healthcare services and for greater administrative efficiency has resulted in a need for reducing the various typical practices among the disparate healthcare entities.

         Opportunity to Grow the Market. We believe the healthcare industry also presents opportunities to expand the range of healthcare services we can provide to our patients. We believe the following several factors will lead to this opportunity.

     - Increased Per Capita Spending. According to the Centers for Medicare and Medicaid Services, annual healthcare spending by 2011 will rise to $9,216 per capita in the United States of America - double the amount spent per capita in 2000. This trend is expected to continue to grow in future years.

     - Future Favorable Demographics. We believe that favorable demographics should generate additional industry growth. Census estimates of population projections of people aged 85 and over and who will need assistance with the activities of daily living range from 18.2 million to 31.1 million by the year 2050.

     - Lack of Service Providers. Due to a lack of financing options, there has been a decrease in new hospitals, skilled nursing facilities and assisted living facilities in the marketplace. We believe that this will create a critical shortage and need in future years when the "baby boom" generation retires.

BUSINESS STRATEGY

Our goal is to become a regional provider of hospital and psychiatric services. We intend to accomplish this by targeting and acquiring various medical facilities. We intend to acquire these facilities through a combination of capital infusion and traditional financing. Furthermore, we intend to hire a management team with extensive experience and skills. Key elements of our strategy include:

Expand Our Healthcare Facilities Base. We plan to expand our healthcare operations in order to increase our market share in existing markets and/or acquire healthcare facilities in new markets where we believe the opportunity exists. Through April 12, 2004, we have acquired a medical treatment center in Miami, Florida and a hospital and psychiatric unit in Cameron, Louisiana. Our strategy is to develop a regional network of healthcare facilities in numerous markets.

Enhance the Operational Efficiencies. We intend to create a inter-entity network of our healthcare facilities that provides high quality healthcare services as well as greater administrative efficiency by implementing Best Practices. Through our inter-entity network, we believe we can design and share Best Practices developed and acquired in certain entities and distribute and implement it efficiently among all our entities.

Improve Expense Management. We intend to reduce or eliminate duplicate resources that are unnecessary. We also intend to review the cost structure of any acquisition to reduce or eliminate unnecessary expenses. Furthermore, we intend to implement Best Practices across all of our entities in order to ensure that we have minimized expenses while increasing the value we can deliver to our patients, providers and shareholders.

OPERATIONS

On May 26, 2003, we acquired AAA Medical Center, Inc. ("AAA"). The facility currently provides rehabilitative therapy to patients who incur them through various sustained injuries. The primary cause of these injuries is automobile accidents. However, we do provide rehabilitative therapy to patient with other types of injuries.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC to acquire certain assets used in the operation of South Cameron Memorial Hospital. See Note 11 - Subsequent Events for further information.

We intend to attempt to expand our regional network through the acquisition of additional acute care hospitals, psychiatric facilities, SNFs, ALFs and medical centers. In most cases, we believe that our initial market entry will be through the acquisition of key existing healthcare facilities in a market. We intend to retain the management of well-run facilities to benefit from their knowledge and experience. Smaller facilities may also be acquired in non-strategic locations. We believe that by acquiring existing facilities, we will build our network in a cost-efficient manner.

COMPETITION

Our medical treatment center located in Miami, Florida faces competition with various other medical treatment centers, private physician practices, and hospitals. We expect that any future acquisition will face similar competition from similar healthcare facilities. To the extent we are unable to compete successfully against our existing and future competitors, our business, operating results and financial condition may be materially adversely affected. While we believe we are and will compete effectively within the healthcare industry, additional competitors, currently and in the future, may enter the industry and effectively compete against us.

We are in the initial stages of registering a variety of service marks, trademarks and trade names for use in our business, including:

         Pacer Healthcare
         Pacer Health
         Pacer Hospital

We regard our intellectual property and brand awareness to be an important factor in the marketing of our company in its growth stage. We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

EMPLOYEES

On December 31, 2003, we employed approximately 3 full-time employees, all of whom were corporate personnel. We also employed various doctors as independent contractors to perform the healthcare services at our medical treatment center in Miami, Florida. None of our employees are represented by unions. We consider our employee relations to be good.

As of March 31, 2004 we employed approximately 112 additional employees which is the result of our acquisition of South Cameron Memorial Hospital in Louisiana. See Note 11 - Subsequent Events for further information.

REGULATION

We are subject to extensive federal, state and local laws and regulations that are applicable to various healthcare facilities. Under these laws, healthcare facilities must meet various requirements for licensure. Furthermore, healthcare facilities must meet extensive requirements to ensure continued participation in government programs, including but not limited to Medicare and Medicaid. Failure to comply with these requirements can result in loss of licensure, loss of participation in government programs, as well as civil and criminal sanctions. New laws and regulations may increase our cost of compliance and doing business and may have a material adverse effect on our business. We believe we are in compliance with current federal, state and local laws and regulations.

Fraud and Abuse Laws. Our participation in the Medicare and/or Medicaid programs is heavily regulated by federal statute and regulation. Under these regulations, if a healthcare facility fails to comply substantially with the numerous federal laws governing a facility's activities, the facility's participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a healthcare facility may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

          - Making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;
          - Paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or
          - Failing to provide appropriate emergency medical screening services to any individual who comes to a healthcare facility's campus or otherwise failing to properly treat and transfer emergency patients.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to the receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including, but not limited to, upcoding and billing for medically unnecessary goods or services. It also established new enforcement mechanisms to combat fraud and abuse. These mechanisms include a bounty system (whereby a portion of the payments recovered is returned to the government agencies) as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

A provision of the Social Security Act, known as the "anti-kickback" (or "fraud and abuse") statute, prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the anti-kickback statute are punishable by criminal and civil fines, exclusion from federal and state healthcare programs, and damages up to three times the total dollar amount involved.

The Office of Inspector General is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as the "safe harbor" regulations. The safe harbor regulations do not make conduct illegal, but rather delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute.

The Office of Inspector General of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the Office of Inspector General performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The Office of Inspector General has identified the following incentive arrangements as potential violations:

          - payment of any incentive by a healthcare facility each time a physician refers a patient to the facility;

          - use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the healthcare facility;

          - provision of free or significantly discounted billing, nursing or other staff services;

          - free training for a physician's office staff, including management and laboratory technique training;

          - guarantees which provide that if the physician's income fails to reach a predetermined level, the healthcare facility will pay any portion of the remainder;

          - low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the healthcare facility;

          - payment of the costs of a physician's travel and expenses for conferences;

          - payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or

          - purchasing goods or services from physicians at prices in excess of their fair market value.

We have a variety of financial relationships with physicians who may refer patients to our hospitals. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, independent contractor agreements and professional service agreements.

We intend to use our best efforts to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible to an applicable safe harbor. However, all of our business arrangements may not fit wholly within the safe harbors and thus we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular arrangement to comply with the safe harbor regulations does not mean that the arrangement violates the anti-kickback statute. We believe that all of our business arrangements are substantially in compliance with the anti-kickback statute. If we violate the anti-kickback statute, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

The Social Security Act also includes a provision commonly known as the "Stark Law." This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare facilities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as "self-referrals." Sanctions for violating the Stark Law include civil monetary penalties, assessments equal to twice the dollar value of each service and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a healthcare facility if the physician owns an interest in the entire healthcare facility, as opposed to an ownership interest in a department of the healthcare facility. Another exception allows a physician to refer patients to a healthcare facility in which the physician has an ownership interest if the facility is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark Law in January 2002, and the government has said it intends to release additional regulations in the future that will provide a full interpretation of this law. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations in its current form. However, the future issuance of regulations may interpret provisions of the Stark Law in a manner different from the manner in which we have currently interpreted them. We cannot predict the final form that these regulations will take or the effect those regulations will have on us, including any possible restructuring of our existing relationships with physicians.

Many states in which we intend to operate in also have adopted, or are considering adopting, laws similar to the Stark Law. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide for criminal and civil penalties as remedies as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we could be subject to criminal and civil penalties in addition to possible licensure revocation.

Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own healthcare facilities, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with the responsibility for enforcing these laws will not assert that we, or transactions in which we are or may be involved, are in violation of these laws. These laws may also be interpreted in a manner inconsistent with our current interpretations by the various state courts.

Emergency Medical Treatment and Active Labor Act. Some of our current facilities and potential acquisitions may be subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). The EMTALA imposes requirements as to the care that must be provided to anyone who comes to healthcare facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. This federal law requires any healthcare facility that participates in the Medicare program to conduct an appropriate medical screening examination of every person who is presented to the facility's emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs as well as civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending facility for damages and equitable relief. A healthcare facility that suffers a financial loss as a direct result of another participating facility's violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law or others will not assert we are in violation of these laws.

Federal False Claims Act. Another trend in healthcare litigation is the use of the federal False Claims Act. The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law's "qui tam" or "whistleblower" provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term "knowingly" broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute "knowingly" submitting a false claim.

Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid and other government programs. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

Conversion Legislation. Many states, including those where we may in the future acquire healthcare facilities, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These review processes can add additional time to the closing of a future healthcare facility acquisition. There can be no assurance, however, that future actions on the by state legislators or attorneys general will not seriously delay or even prevent our ability to acquire healthcare facilities. If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals.

Certificates of Need. The acquisition or construction of new facilities and the addition of new services and expensive equipment at our facility may be subject to state "certificate of need" laws that require prior approval by state regulatory agencies. These laws generally require that a state agency determine the public need and give approval prior to the acquisition or construction of facilities or the addition of new services. If we fail to obtain necessary state approval, we will not be able to expand our facility, complete acquisitions or add new services. Violation of these state laws may result in the imposition of civil sanctions or the revocation of the facility's licenses.

Privacy and Security Requirements of the Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require the use of uniform electronic data standards for the exchange of information between two parties to carry out financial and administrative activities related to healthcare, including healthcare claims and payment transactions submitted or received electronically. These provisions are intended to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information. On August 17, 2000, final regulations were published by the Centers for Medicare and Medicaid Services (a division of the Department of Health and Human Services) establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations was required by October 16, 2003. We are currently substantially in compliance with these regulations. We cannot predict with accuracy the impact that future interpretation of these regulations will have on us.

The Administrative Simplification Provisions also require the Centers for Medicare and Medicaid Services to adopt standards to protect the security and privacy of health-related information. The Centers for Medicare and Medicaid Services promulgated final regulations containing security standards on February 20, 2003, but compliance with these regulations is not required until April 21, 2005. These final security regulations would require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted individually identifiable health-related information. In addition, the Centers for Medicare and Medicaid Services released final regulations containing privacy standards in December 2000. These privacy regulations became effective April 14, 2001, and compliance with these regulations was required by April 14, 2003. In addition, on August 14, 2002, the Centers for Medicare and Medicaid Services made additional changes to the privacy regulations to remove consent requirements which were anticipated to hinder access to care as well as to clarify other provisions related to oral communications, parental access to their children's records and to prohibit certain marketing without patient authorization. The privacy regulations, including modifications, will extensively regulate the use and disclosure of individually identifiable health-related information and a patient's rights to his or her health information. The security regulations and the privacy regulations could impose significant costs on our current facilities and future acquisitions in order to comply with these standards. We cannot predict with accuracy the impact that these final regulations, when fully implemented, will have on us. If we violate these provisions of HIPAA, we can be subject to monetary fines, penalties and criminal sanctions.

PAYMENT

Medicare. Under the Medicare program, healthcare facilities are paid for inpatient and outpatient services performed by them.

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, healthcare facilities are paid a prospectively determined amount for each discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis related group, commonly known as a "DRG," based on the patient's condition and treatment during the relevant inpatient stay. This assignment also affects the prospectively determined capital rate paid with each DRG. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a facility in providing a particular inpatient service. However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the healthcare facility is located. In addition to DRG and capital payments, healthcare facilities may qualify for "outlier" payments when the relevant patient's treatment costs exceed a specified threshold. Certain healthcare facilities may qualify for disproportionate share payments when their percentage of low-income patients exceed specified thresholds.

The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates gives consideration to the inflation experienced in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increase in the costs of goods and services purchased by healthcare facilities. DRG rate increases were 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, 1.1% for federal fiscal year 2000, 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002 and 2.95% for federal fiscal year 2003 and is expected to be increased by the full index amount for federal fiscal year 2004. Future legislation may decrease the rate of increase for DRG payments, but we cannot predict the amount of any reduction or the effect that any reduction will have on us.

Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Refinement Act of 1999 established a PPS for outpatient services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications, which are readjusted no less than annually.

The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, outpatient payment reductions for non-urban healthcare facilities with 100 beds or less are mitigated through a "hold harmless" provision until December 31, 2003. Payment reductions under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban healthcare facilities will be mitigated through a corridor reimbursement approach, where a percentage of such reductions will be reimbursed through December 31, 2003.

Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation, mandated swing bed facilities and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and swing bed facilities that commenced in July 1998 and was implemented progressively through June 2003. Under the Benefits Improvement and Protection Act of 2000 ("BIPA"), the skilled nursing facility PPS was increased to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003. BIPA also required rates for certain categories to be increased by 6.7% effective April 1, 2001, which is still in effect. The Balanced Budget Refinement Act of 1999 provided for a 20% increase for certain categories effective April 1, 2000, which also is still in effect.

The Balanced Budget Act of 1997 mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services is being phased in over two years beginning January 1, 2002. The limits are updated annually through a market basket index.

The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS system for home health services effective October 1, 2000. The Balanced Budget Refinement Act of 1999 and BIPA delayed October 1, 2002, a 15.0% payment reduction that would have otherwise been effective October 1, 2000. Home health PPS rates for 2003, which became effective October 1, 2002, included the mandated 15% reduction in home health spending. The 2003 rates reduce each 60-day episode payment overall by 4.9%. We cannot predict the effect of the reduction on potential future acquisitions that may provide such services.

Medicaid. Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Effective April 1, 2002, the federal government reduced the upper payment limits of Medicaid reimbursements made to the states. This could adversely affect future levels of Medicaid payments received by our healthcare facilities.

Annual Cost Reports. Healthcare facilities participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to the healthcare facilities under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

Commercial Insurance. Our healthcare facility provides services to individuals covered by private healthcare insurance. Private insurance carriers pay our facility or in some cases reimburse their policyholders based on the facility's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the payments for healthcare services by negotiating discounts. Reductions in payments for services provided by our facility to individuals covered by commercial insurers could adversely affect us.

RISK FACTORS

Our business, financial condition, results of operations and prospects, and the prevailing market prices and performance of our common stock may be adversely affected by a number of factors, including, but not limited to, the matters discussed below.

We Have a Limited Operating History.

We began operations on May 12, 2003 and did not cease to become a developmental stage company until our acquisition of AAA on May 26, 2003. Furthermore, AAA was formed in 2001 and did not begin operations until February 2002. Accordingly, we do not have a significant history of profitability and cannot assure that we will be profitable in the future.

Pacer Has Historically Generated Losses And Losses May Continue In The Future.

Since our inception we have not been profitable and have generated losses. Operating Loss was $582,086, excluding interest, for the year ended December 31, 2003. Our accumulated deficit was $2,074,677 as at the end of December 31, 2003. Future losses are likely to occur, as we are dependent on spending money to expand our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

Pacer May Need To Raise Additional Capital Or Debt Funding
To Sustain Operations.

Unless Pacer can become profitable with the existing sources of funds it has available and its sales efforts, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to expand our business. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable operations we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

Our Independent Auditors Issued A Going Concern Opinion In Our Financial Statements For The Period May 12, 2003 (inception) through December 31, 2003, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph in connection with our financial statements for the period May 12, 2003 (inception) through December 31, 2003, which states that the financial statements raise substantial doubt as to Pacer's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 Were Not Sufficient To Satisfy Our Current Liabilities.

We had a working capital deficit of $2,074,677 at December 31, 2003, which means that our current liabilities as of that date exceeded our current assets on December 31, 2003 by $1,341,501. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

Our Potential Inability to Implement Our Growth Strategy.

Our business strategy will focus on growing our revenue and operations primarily through acquisitions of various healthcare entities. The success of our growth strategy will depend on a number of factors including our ability to:

          - assess the value, strengths and weaknesses of acquisition candidates;
          - evaluate the costs and projected returns of integrating our operations;
          - promptly and successfully integrate acquired businesses with existing operations; and
          -    obtain financing to support this growth.

We May Not Be Able To Identify Suitable Acquisition Candidates For Our Business.

If we are not able to identify suitable acquisition candidates or if acquisitions of suitable candidates are prohibitively expensive, we may be forced to alter our growth strategy. Our growth strategy may affect short-term cash flow and net income as we increase our indebtedness and incur additional expenses. As a result, our operating results may fluctuate and our growth strategy may not result in improving our profitability. If we fail to implement our growth strategy successfully, the market price of our common stock may decline. Furthermore, our entry into this business may not be successful, as we may lack the understanding and experience to operate profitably in this line of business.

Demands on Our Resources Due to Growth.

Our anticipated growth could place significant demands on our managerial, operational and financial resources. These demands are due to our plans to:

          -    acquire and integrate numerous healthcare facilities;

          -    increase the number of our employees;

          -    expand the scope of our operating and financial systems;

          -    broaden the geographic area of our operations;

          -    increase the complexity of our operations;

          -    increase the level of responsibility of management personnel; and

          -    continue to train and manage our employee base.

Our managerial, operational and financial resources, now and in the future, may not be adequate to meet the demands resulting from our expected growth.

Our Financial Results May Not Be Indicative of Future Results.

The financial statements contained herein may not be indicative of our future financial condition, operating results, growth trends or prospects. You must evaluate our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy. Our strategy of building a regional network of healthcare facilities may not lead to growth, profitability or increased market prices for our common stock.

We Need to Improve Our Information Systems.

We will need to make improvements to our information system and integrate information systems from any acquisition we make in the future. We also need to hire more accounting and information systems personnel. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our information systems. Failure to fully integrate and enhance our current and future information system or hire additional personnel could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulties Integrating Acquired Businesses with Our Company.

Until we complete and install our information system, we will use and depend upon the information and operating systems of our acquired entities. We may not be able to efficiently combine our operations with those we currently have without encountering difficulties. These difficulties could result from having different and potentially incompatible operating practices, computers or other information systems. By consolidating personnel with different business backgrounds and corporate cultures into one company, we may experience additional difficulties. As a result, we may not achieve anticipated cost savings and operating efficiencies and we may have difficulties managing, operating and integrating our businesses.

We May Incur Unexpected Liabilities When We Acquire Businesses.

During the acquisition process, we may not discover some of the liabilities of the businesses we acquire. These liabilities may result from a prior owner's non-compliance with applicable federal, state or local laws. For example, we may be liable for the prior owner's failure to pay taxes or comply with environmental regulations. Environmental liabilities could arise regardless of whether we own or lease our properties. While we will try to minimize our potential exposure by conducting investigations during the acquisition process, we will not be able to identify all existing or potential liabilities.

We Will Depend on Additional Capital for Our Growth.

Our ability to remain competitive, sustain our expected growth and expand our operations largely depends on our access to capital. We anticipate making numerous acquisitions of healthcare facilities, which will require ongoing expenditures. We also expect to make expenditures to continue integrating the acquired healthcare facilities with our existing facilities. In addition, to execute our growth strategy and meet our capital needs, we plan to issue additional equity securities as part of the purchase price of future acquisitions, which may have a dilutive effect on the interests of out shareholders. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay capital expenditures.

We May Obtain Credit Facilities Containing Debt Covenants.

We may engage in discussions with various financial institutions in the future to secure credit facilities in order to execute our growth strategy. These credit facilities may contain restrictive covenants that may limit our ability to finance future acquisitions and other expansion of our operations. These covenants may also require us to achieve specific financial ratios. Accordingly, our ability to respond to changing business and economic conditions may be significantly restricted by these covenants should we obtain such credit facilities. Furthermore, the restrictive covenants on these credit facilities may prevent us from engaging in transactions including acquisitions that are important to our growth strategy.

Our Revenues May Decline if Federal or State Medicare or Medicaid Programs or Commercial Insurance Providers Reduce Our Reimbursements.

In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs. Congress and some state legislators have introduced an increasing number of proposals to make major changes in the healthcare system. Medicare reform is again expected to be considered by Congress in the near future. Accordingly, future federal and state legislation may further reduce the payments we receive for our services. Further, a number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional coverage to their residents. Some states propose to impose additional taxes on healthcare facilities to help finance or expand the various state Medicaid systems. Furthermore, insurance companies and other third parties from whom we receive payment for our services have increasingly attempted to control healthcare costs by requiring healthcare facilities to discount their fees in exchange for preferred participation in their benefit plans. We believe this trend may continue and may reduce the payments we receive for our services.

We May Be Subject to Allegations That We Failed to Comply With Governmental Regulation.

We are subject to many laws and regulations at the federal, state and local government levels. These laws and regulations require us to meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection. These laws may also contain safe harbor provisions that describe some of the conduct and business relationships that are immune from prosecution. Some of our business arrangements may not fall within the safe harbors. This does not automatically render our arrangements illegal. However, we may be subject to scrutiny by enforcement authorities. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

We May Be Subject to Actions Brought by Individuals on the Government's Behalf Under the False Claims Act's "Qui Tam" Provisions.

The "Qui Tam" or whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term "knowingly" broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a "knowing" submission under the False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

If We Become Subject to Malpractice and Related Legal Claims, We Could Be Required to Pay Significant Damages, Which May Not Be Covered By Insurance.

We may be subject to medical malpractice lawsuits and other claims. We expect to maintain liability insurance in amounts that we believe are appropriate for our operations to mitigate such risk. However, it is possible that there may be successful claims against us in the future for amounts which exceed those set forth in the coverage amounts. This could have an adverse effect on our financial condition. Furthermore, we may not be able to obtain adequate insurance coverage with acceptable deductible amounts at a reasonable cost.

If We Fail to Effectively Recruit and Retain Physicians, Nurses and Medical Technicians, Our Ability to Deliver Healthcare Services Efficiently Will Suffer.

Our success, in part, depends on the number and quality of physicians on our staff as well as the maintenance of good relations with these physicians. We generally do not employ physicians. Furthermore, there is a shortage of specialty care physicians, nurses and certain medical technicians. Our healthcare facilities may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of specialty care physicians, nurses and medical technicians may affect our ability to deliver healthcare services efficiently.

Our Revenue is Concentrated Geographically.

Our revenue is heavily concentrated in Florida and Louisiana, which makes us particularly sensitive to regulatory and economic changes in those states. Our revenue primarily consists of reimbursements from private insurance companies, Medicare and the state Medicaid programs. Legislation and financial difficulties faced by various states can reduce our reimbursement. We cannot predict with accuracy which legislation will pass. However, such legislation, if passed, and financial difficulties of the various state Medicaid programs could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulty Acquiring Healthcare Facilities on Favorable Terms.

The main element of our business strategy is expansion through the acquisition of healthcare facilities. We may face significant competition to acquire strategic healthcare facilities at terms favorable to us. We may also incur or assume indebtedness as a result of the consummation of any acquisitions. Our failure to acquire strategic healthcare facilities consistent with our growth plan could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

Certificate of Need Laws and Licensing Regulations May Prohibit or Limit Any Future Expansion By Us In Some States.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on a state's determination of need for additional or expanded healthcare facilities or services. Florida requires a certificate of need for capital expenditure exceeding a prescribed amount, changes in bed capacity or services and certain other matters. We may not be able to obtain certificates of need required for expansion activities in the future. If we fail to obtain any required certificate of need or licenses, our ability to operate or expand could be impaired.

Any Increase In Our Indebtedness May Limit Our Ability to Successfully Run Our Business.

In order to implement our business plan, we may have to incur additional debt. These debt agreements usually include various covenants and ratios imposed by the lender. These restrictions and requirements could have important consequences to our shareholders, including the following:

          - make us more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

          - limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

          - require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

          - make us vulnerable to increases in interest rates should our bank credit agreement be at a variable rate of interest; and

          - require us to repay the indebtedness immediately if we default on any of the numerous financial and other restrictive covenants, including restrictions on our payments of dividends, limitation on our ability to incur of indebtedness and sale of assets.

Any substantial increase in our debt levels could also affect our ability to borrow funds at favorable interest rates and our future operating cash flow.

Other Healthcare Facilities May Provide Similar Healthcare Services, Which May Raise The Level of Competition Faced by Our Healthcare Facilities.

Competition among healthcare facilities has intensified in recent years. We face competition from other specialized care providers, including but not limited to physical therapy and diagnostic center. We may not be able to successfully compete with our competitors to the extent they are larger and have greater resources.

Other Healthcare Facilities May Use Equipment and Services Whose Are More Specialized Than Those Available At Our Facilities.

Other healthcare facilities may maintain and use equipment and services which are more specialized or advanced than those at our facilities. Therefore, it may be difficult for us to compete with such facilities in attracting and retaining patients.

Our Directors and Executive Officers Have Limited Industry Experience.

Other than Dr. Eric Pantaleon and David Byrns, none of our directors and executive officers have significant experience in the healthcare industry. Our directors and executive officers may not ultimately be successful in the healthcare industry. In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

We Depend Heavily on Senior Management.

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management and the senior management of the companies we acquire. Our employment agreement with Mr. Gonzalez will terminate on December 31, 2005. We do not have "key person" life insurance policies covering any of our employees. We will likely also depend on the senior management of any significant business that we acquire in the future. If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholder Is Able to Influence Corporate Action.

As a result of his stock ownership and board representation, Rainier Gonzalez, who is also our Chief Executive Officer, will be in a position to influence our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. Rainier Gonzalez owns 430,422,903 shares of common stock. In addition, Mr. Gonzalez holds the Chairman position in our Board of Directors.

Our Stock Price May Be Volatile.

The market price for our common stock has been volatile and may be affected by a number of factors, including the announcement of acquisitions or other developments by us or our competitors, quarterly variations in our or other healthcare industry participants' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the healthcare industry, sales of a substantial number of shares of our common stock in the public market, general market conditions, general economic conditions and other factors. Some of these factors may be beyond our control or may be unrelated to our results of operations or financial condition. Such factors may lead to further volatility in the market price of our common stock.

Possible Depressing Effect of Shares Eligible For Future Sale.

We have authorized a substantial number of shares of our common stock pursuant to our business plan, and we expect to issue additional shares of common stock as part of the purchase price for future acquisitions. We have issued to our employees, officers and directors restricted shares of our common stock. Any actual sale or any perception that sales of a substantial number of shares may occur could adversely affect the market price of our common stock and could impair our ability to raise capital through an offering of equity securities.

Shareholders May Experience Significant Dilution From Our Sale Of Shares Pursuant To The Conversion Of Convertible Debentures And Shares Issued Under The Standby Equity Distribution Agreement.

We have entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Cornell Capital may convert its convertible debentures issued under the Securities Purchase Agreement into shares of Pacer's common stock, at a conversion price which is at a 20% discount to the market price, and Cornell Capital may purchase Pacer's shares of common stock under the Standby Equity Distribution Agreement, which purchase price is effectively at a 8% discount to the market price. The subsequent sale of such shares by Cornell Capital could cause significant downward pressure on the price of Pacer's common stock. This is especially the case if the shares being placed into the market exceed the market's demand for the shares of Pacer's common stock. As the stock price of Pacer's common stock declines, Cornell Capital will be entitled to receive an increasing number of shares under the Standby Equity Distribution Agreement and convertible debentures. The sale of such increasing number of shares by Cornell Capital could cause further downward pressure on the stock price to the detriment and dilution of existing and new investors.

Further, there is no maximum number of shares Pacer might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the Standby Equity Distribution Agreement and the related convertible debentures, except for the 9.9% limitation on Cornell Capital's ownership interest in Pacer at any one time. However, Cornell Capital may acquire a number of shares that far exceeds this limit, through the continual purchase and sale of shares.

As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount and to issue upon conversion of the convertible debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Sale Of Our Stock Under Our Standby Equity Distribution Agreement Or The Convertible Debentures Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price.

In many circumstances the provision of a Standby Equity Distribution Agreement or convertible debentures for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if Pacer has not performed in such a manner to show that the equity funds raised will be used to grow Pacer. Such an event could place further downward pressure on the price of common stock.

Under the terms of our Standby Equity Distribution Agreement, Pacer may request numerous draw downs pursuant to the terms of the agreement. In addition, our outstanding convertible debentures are convertible at a discount to the market price of our common stock. As a result, the opportunity exists for short sellers and others to contribute to the future decline of Pacer's stock price. Persons engaging in short-sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales. Because the debentures are convertible at a discount to market, it is possible that the debentures could be converted if the market price of our common stock declines, thus, supplying any short sellers with the opportunity to cover their short positions. By contrast, a person owning a long position in a stock, first purchases the shares at the then market price, if the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long-position in the stock.

If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock the price will decline. It is not possible to predict if the circumstances where by a short sales could materialize or to what the share price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to Pacer.

The Sequential Purchase And Sale Of Market-Price Based Securities In The Context Of A Declining Market Price Could Result In A Change Of Control.

In the event of a decline in the market price of Pacer's common stock, through the purchase and conversion of shares under the Standby Equity Distribution Agreement and convertible debentures, the subsequent resale of such shares could result in Pacer issuing a sufficient number of shares of common stock registered in this offering, which if held by one or more stockholders working together, could result in a change of control.

Possible Dilution in Value of Common Stock and Voting Power.

If we issue additional shares of common stock (including shares that may be issued pursuant to our Standby Equity Distribution Agreement with Cornell Capital Partners, LP), option grants, earn-out assignments and future acquisitions, purchasers of common stock may experience dilution in the net tangible book values per share of common stock. In addition, because our stockholders do not have any preemptive right to purchase additional shares in the future, their voting power will be diluted by any issuance of shares.

Under The Standby Equity Distribution Agreement Cornell Capital Partners Will Pay Less Than The Then-Prevailing Market Price Of Our Common Stock.

The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 3% discount to the lowest closing bid price for the five days immediately following the notice date of an advance. In addition, Cornell Capital Partners will retain 5% from each advance. These discounted sales could cause the price of our common stock to decline.

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

We are dependent on external financing to fund our operations. Our financing needs are expected to be partially provided from the Standby Equity Distribution Agreement. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum draw down of $105,000 during any five trading day period. In addition, at a recent price of $0.02, we would need to authorize approximately 125,000,000 additional shares to fully utilize the Standby Equity Distribution Agreement. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares.

We May Not Be Able To Draw Down Under The Standby Equity Distribution Agreement If The Investor Holds More Than 9.9% Of Our Common Stock. In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of Pacer, we will be unable to draw down on the Standby Equity Distribution Agreement. Because Cornell Capital Partners is not limited by a percentage ownership limitation with respect to converting the convertible debentures, a possibility exists that Cornell Capital Partners may own more than 9.9% or Pacer's outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenue from the sale of our products, we could be forced to curtail or cease our operations.

ITEM 2. PROPERTIES

Our corporate headquarters are located in leased premises at 7759 NW 146th Street, Miami Lakes, FL 33016, which we rent for $2,140 per month. We are currently rent on a monthly basis and will continue to do so in the near future. On December 31, 2003, we leased one rehabilitation center in Miami, FL, which has a lease term until December 31, 2004 and a monthly rent of $2,250. We consider this facility to be in good operating condition and suitable for its current use. We do not expect that we will need to make significant capital expenditures on this facility in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

In an action filed a Florida state court in February 2002, INFe, Inc. (with whom we completed a business combination on June 26, 2003) was accused of failing to pay certain legal fees. INFe denies owing the amount in question and has engaged counsel to defend its position. The plaintiff's motion for a judgment in this matter has been reopened by the court. On December 23, 2003, INFe settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.

In an action filed in a Florida state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe. As a result of the failure to appear, INFe received an adverse default judgment in the amount of $55,000 plus interest. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm. As a result, INFe received an adverse judgment in the amount of $45,000. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a New Jersey state court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company. The Company intended to vigorously assert all available defenses against the action. However, the plaintiff agreed to settle the action for $14,000, one half of which is payable both in January and February 2004. All settlement payments were made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 6, 2003, at a special shareholders' meeting, the shareholders of
Pacer: (i) elected the current directors of Pacer; (ii) approved a change in the name of the Company from Infe, Inc. to Pacer Health Corporation; and (iii) approved an increase the number of shares of common stock of the Company authorized for issuance to 930,000,000 shares.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common stock began trading on the NASDAQ Over-the-Counter (OTC) Market under the symbol "PHLH" on February 20, 2004. Prior to that date, our common stock traded under the symbol "INFE". The Number of registered stockholders on December 31, 2003 was 154 based on information furnished to us by our transfer agent.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2002, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                     HIGH                      LOW
                                     ----                      ---
2004:
First Quarter                        $.03                      $.02
2003:
First Quarter                        $.04                      $.01
Second Quarter                       $.06                      $.01
Third Quarter                        $.09                      $.02
Fourth Quarter                       $.05                      $.02
2002:
First Quarter                        $.59                      $.09
Second Quarter                       $.12                      $.06
Third Quarter                        $.11                      $.04
Fourth Quarter                       $.07                      $.01

Pacer presently is authorized to issue 930,000,000 shares of Common Stock with $0.0001 par value. As of April 12, 2004, there were 565,482,228 shares of common stock issued and outstanding.

Pacer is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock, none of which is outstanding. One share of preferred stock was previously designated as Series A Convertible Preferred, which share was previously issued and since converted into shares of common stock. All of the other preferred stock is undesignated and may not be designated or issued by the Board of Directors absent prior stockholder approval.

Dividends

We have never paid dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business. Any payment of dividend in the future will be at the discretions of our board of directors and will be dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. Future credit facilities may also restrict our ability to pay dividends in the future.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2003, Pacer issued the following unregistered securities:

Amount of Shares Issued      Date Issued                Issued To                  Purpose
-----------------------      -----------                ---------                  -------
833,334                      10/29/03                   Eric Pantaleon, Director   Price- $0.03 Board
                                                                                   Compensation $25,000 per
                                                                                   annum
833,334                      10/29/03                   Alfredo Jurado, Director   Price- $0.03 Board
                                                                                   Compensation $25,000 per
                                                                                   annum
1,000,000                    10/30/03                   Tina Vidal                 Price- $0.03
                                                                                   Consideration of
                                                                                   Services - $30,000
26,666,700                   10/30/03                   Andres Mendes              Price- $0.03 Payment for
                                                                                   Promissory note in
                                                                                   amount of $800,000
50,000                       12/2/03                    Jose Burgos                Price- $0.03
                                                                                   Consideration of Loan
50,000                       12/2/03                    Aimee Burgos               Price- $0.03
                                                                                   Consideration of Loan
300,000                      12/23/03                   Caridad Gomez              Price- $0.01 Payment For
                                                                                   Promissory Note - $3,000
700,000                      12/23/03                   Carlos Loro                Price- $0.01 Payment For
                                                                                   Promissory Note - $7,000
1,600,000                    12/31/03                   James Dodrill              Price- $0.03 Payment For
                                                                                   Settlement of
                                                                                   Outstanding Liability

On December 30, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners. These debentures accrue interest at a rate of 5% per year and mature four years from the issuance date. The debentures are convertibles into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (1) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest daily closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with the applicable accounting standards for such issuances, the Company recorded an interest charge of $218,750 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $96,387 in professional fees and $25,000 in commissions; these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon fifteen days written notice for 120% of the amount redeemed plus accrued interest. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing price of the common stock on the closing date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a provider of healthcare services with a primary focus on hospitals, Skilled Nursing Facilities ("SNF") and Assisted Living Facilities ("ALF"). Our strategic business plan contemplates the acquisition of hospitals, SNFs, ALFs, and medical treatment centers and subsequently consolidating and managing them under one central team. We believe the healthcare industry will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services. We further believe that the healthcare industry is highly fragmented and there are many facilities currently available for acquisition which have a low relatively price-earnings ratio.

On June 26, 2003, INFe, Inc. ("INFe") completed a reverse merger with Pacer Health Corporation n/k/a Pacer Health Services, Inc. ("Pacer") accounted for under the purchase method with Pacer being the accounting acquiror. This Management's Discussion and Analysis of Financial Condition and Results of operations should be read with along with the accompanying Consolidated Financial Statements. In the reverse merger, INFe issued to the sole shareholder of Pacer approximately 111.6 million shares of common stock and 1 share of preferred stock, which has since been converted into 318.8 million shares of common stock. The reverse merger resulted in the former sole Pacer shareholder owning approximately 90% of the shares of the common stock of Pacer following the merger and the conversion of the preferred stock.

ACQUISITIONS

On May 26, 2003, Pacer acquired AAA Medical Center, Inc. ("AAA"), a medical treatment center, for an installment note payable of $800,000 originally due September 26, 2003. We have satisfied the note payable by issuing approximately
26.7 million shares of restricted common stock to AAA on October 30, 2003. The merger was accounted for under the purchase method of accounting and included in our financial statements from the date of acquisition.

On June 26, 2003, INFe and Pacer completed a reverse merger. Under the terms of the merger agreement, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock which is convertible into 318,822,903 shares of common stock to acquire the stock of Pacer which in turn became a wholly owned subsidiary of INFe pursuant to a reverse merger. Pacer, through May 26, 2003, was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring hospitals, SNFs and ALFs. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA and as a result, emerged from the development stage. For accounting purposes, the reverse merger was treated as a recapitalization of Pacer with Pacer as the acquiror.

The net book value of goodwill at December 31, 2003 totaled $545,024, which represents 75.7% of the total assets at that date. This amount is after a goodwill impairment charge of $200,000, which was recorded in June 2003. We follow the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition. We are also required by SFAS 142 to complete impairment tests on goodwill as of December 31, 2003. Accordingly, an impairment analysis was performed that resulted in no additional impairment. Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred. Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions. However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Pacer's strategic plan contemplates the closure or relocation of healthcare facilities if such action results in lower expenses for the operation. The closures or relocations will be determined on a case-by-case basis. This determination is expected to occur mainly during the projected two-year development period following the acquisition. The decision to close or relocate a healthcare facility will be made after completion of the acquisition's development plan and will be based on various factors including, but not limited to, cost of the occupancy, quality of real estate location, expected growth and demographic trends and facility contribution.

The Company has not completed the assessment to close or relocate AAA as of December 31, 2003. The Company expects to complete the assessment to close or relocate AAA by December 31, 2004.

MANAGEMENT

On August 1, 2003, the Company accepted the resignation of its former Chief Executive Officer Tom Richfield, Director Gus Mechalas and other former executive board members. Commensurate with the reverse merger, Rainier Gonzalez was appointed Chairman, Chief Executive Officer and President of the Company. In December 2003, the shareholders of the Company, at a special meeting of the shareholders, elected the following persons as members of the Board of
Directors:

         Rainier Gonzalez, Chairman of the Board
         Dr. Eric Pantaleon, Ph.D., Director
         Alfredo Jurado, Esq., Director

Each director to serve a term of one year.

As of December 31, 2003, the Company had distributed its ownership of INFe-Ventures, Inc., INFe-Technologies, Inc., INFe-Relations, Inc., IT*CareerNet.com, Inc. and NetMarketing.com, Inc. (collectively "Distributing Subsidiaries") to the former officers and directors. The distributing subsidiaries retained the INFe name in consideration of their current business. We have retained ownership of INFe-Holdings, Inc. ("Holdings").

GOING CONCERN

As reflected in Pacer's financial statements for the period ended December 31, 2003, Pacer's accumulated deficit of $2,074,677 and its working capital deficiency of $1,341,501 raise substantial doubt about its ability to continue as a going concern. The ability of Pacer to continue as a going concern is dependent on Pacer's ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Pacer is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. The Company also reviews its goodwill for possible impairment; such an impairment was determined to exist as of June 30, 2003, and goodwill was written down by $200,000. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations and franchising.

REVENUE RECOGNITION

Revenues are recorded at the time the healthcare services are provided at estimated net realizable amounts due from third-party payors. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred. The Company reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable. Impairment is determined to exist when the carrying amount of property exceeds the sum of future net undiscounted cash flows. If an impairment exists, the property is written down to its estimated fair value.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company's common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

On June 20, 2002, INFe had issued 950,000 warrants to various consultants in exchange for their services. These warrants have am exercise price of $.50 per share and expire over a five-year period. The warrants were assumed by the Company in the reverse merger. No warrants were granted during the period ended December 31, 2003.

RESULTS OF OPERATIONS

Upon the consummation of the reverse merger between INFe and Pacer Health Services, the Company redefined the manner in which the operating results are evaluated and reported. The results of INFe are no longer included with the results of Pacer as the transaction was accounted for as a recapitalization of Pacer.

The table below presents the results of operations through operating income
(loss) of Pacer for the period ended December 31, 2003.

                                                          For Period Ended
                                                          December 31, 2003
                                                          -----------------
          Net Patient Revenue                                   199,789
                                                              ---------
          Operating Costs
             Professional Fees                                  215,798
             Advertising Costs                                   79,343
             Payroll and Related Expenses                        67,260
             Other, General and Administrative                  219,474
                                                              ---------
             Total Operating Costs                              581,875
                                                              ---------
          Operating Income (Loss), Excluding Goodwill         (382,086)
                                                              =========

Revenue includes reimbursement amounts billed to private insurance companies. These amounts are shown at the gross amount billed reduced by contractual allowances. Net revenue was $199,789 for the period ended December 31, 2003.

Advertising costs for the period ended December 31, 2003 was $79,343. This consisted primarily of costs and commissions paid to an advertising firm. See
Note 10 - Related Party Disclosure.

Contracted Medical Personnel for the period ended December 31, 2003 was $63,426. This consisted primarily of payments to doctors, physician's assistants, therapists and billing and collection agents.

General and administrative costs for the period ended December 31, 2003 were $111,206. This consisted of compensation expense, miscellaneous operating expense and related overhead.

Depreciation and amortization for the period ended December 31, 2003 was $1,703 and is included in general and administrative costs. This consisted primarily of depreciation of medical and office equipment.

Rent Expense for the period ended December 31, 2003 was $44,482. This also reflects reduced rent as a result of the relocation of the corporate headquarters to Miami Lakes, Florida.

Non-cash compensation expense of $131,000 was recorded for the period ended December 31, 2003. This non-cash compensation consisted of restricted and unrestricted stock issued to employees and consultants as payment for their services. The restricted stock will fully vest no earlier than one year from the date of issuance. The issuance of such restricted stock will cause no further compensation expense to be recorded in future periods.

The Company plans to expand its business over the next several years, largely through the acquisition of healthcare facilities. The corporate general and administrative expenses are expected to increase significantly over this time period, due principally to expansion of corporate personnel and integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems.

During the period ended December 31, 2003, we incurred a total of $105,127 in accounting and legal costs primarily in connection with our merger with Pacer Health Services. We expensed these costs during the period in which they were incurred.

The Company incurred interest expense of $218,750 during this period as a result of our debenture with Cornell Capital LP (See below). We also accrued interest of $21,600 primarily for outstanding notes payable incurred by INFe prior to its merger with Pacer. We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations. Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

The provision for income taxes for the period ended December 31, 2003 was $0. Any tax benefit generated by our loss was offset by a deferred tax asset allowance. Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of tax deductible goodwill and the timing of adjustments to the valuation allowance on our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $124,624 as of December 31, 2003. Cash used in operations was $187,756 inclusive of the unfavorable impact of $105,127 in accounting and legal costs paid primarily in connection with our merger with Pacer Health Services.

We completed our acquisition of AAA by issuing a note payable which totaled $800,000, as more fully described in the preceding section entitled "Acquisitions". Capital expenditures during the year ended December 31, 2003 totaled $1,100. Capital expenditures include computer hardware, software, and medical equipment.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services. The share of preferred stock has since been converted into 318,822,903 shares of common stock.

In October 2003, we issued 26,667,700 shares of our common stock in connection with our acquisition of AAA to satisfy the outstanding note payable we issued to acquire substantially all the assets of AAA.

On December 26, 2003, Pacer sold $500,000 convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. Under generally accepted accounting principles, $250,000 was earned and recorded as a liability as of December 31, 2003. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, Pacer has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Pacer has the right to redeem the debentures upon thirty days written notice for 120% of the amount; provided, however, that for every $100,000 redeemed, the holder shall receive a warrant to purchase 10,000 shares of common stock exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.

On December 26, 2003, Pacer entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under this agreement, Pacer may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Pacer will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the common stock to be issued under the Standby Equity Distribution Agreement is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $105,000, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Pacer entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Pacer paid to Newbridge Securities Corporation a one-time placement agent fee of 500,000 shares of common stock.

The Company intends to implement its business strategy largely by the acquisition of healthcare facilities. The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations. Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of common stock to the sellers common stock to the sellers of these businesses in approximately equal values.

The Company believes that cash flows from operating activities, in addition to draws from the Standby Equity Distribution Agreement, will provide adequate funds to meet the ongoing cash requirements of its existing business over the next 12 months. However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term. We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

INFLATION

Our business will be affected by general economic trends. During the past year, we have not experienced noticeable effects of inflation.

SEASONALITY

The healthcare industry has historically been unaffected by seasonal changes. We do not expect seasonal changes to have a material effect on our business, financial condition, results of operation and growth prospects.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that are mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Annual Report on Fork 10-KSB, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, we are subject to risks and other uncertainties that could cause such that could cause such forward-looking statements to prove incorrect. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Form 10-KSB and the following:

         - Our ability to integrate acquired businesses.
         - Our ability to implement our strategic business plan and generate positive cash flows.
         - Unexpected liabilities incurred in our acquisitions.
         - Our ability to obtain financing for future growth.
         - Our dependence on additional capital for future growth.
         - Governmental regulations that could reduce our ability to receive full reimbursement of medical services or provide additional non-reimbursable medical services.
         - Our ability to develop and maintain business relationships with doctors and vendors.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements of Pacer required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 10, 2004, the Board of Directors dismissed Bagell Josephs & Co. as the independent auditor and engaged Ahearn Jasco + Company, P.A. Neither of the principal accountant's reports for the past two years contained any adverse opinion or disclaimer, nor were they modified as to uncertainty, audit scope or accounting principles; however, the report for the past two years has been modified to include an emphasis paragraph indicating that substantial doubt existed about Pacer's ability to continue as a going concern. The decision to change accountants was approved by the Board of Directors. There were no disagreements with former or current independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared. The Company's auditors have advised the Company that, in the auditor's view, the Company's controls over (1) journal entries, application of accounting principles, reconciliation of supporting documents, and control of non-accounting documents to the extent this information requires financial statement disclosure, and (2) the internal accounting controls regarding segregation of duties, each have material weakness. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.

(B)      Changes In Internal Controls Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 12, 2004, the directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/
  Executive Officer       Age       Position                              Period Served (1)
-------------------       ---       --------                              -----------------
Rainier Gonzalez           31     Chairman, CEO, President and          June 2003 to date
                                  Secretary
Eric Pantaleon, M.D.       41     Director                              July 2003 to date
Alfredo Jurado             31     Director                              July 2003 to date
David L. Byrns             46     Vice-President of Operations          January 2004 to date

There are no family relationships between or among the directors, executive officers or any other person. None of Pacer's directors or executive officers is a director of any company that files reports with the SEC. None of Pacer's directors have been involved in legal proceedings.

Pacer's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Pacer's officers are appointed by the

Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Rainier Gonzalez, President, Chief Executive Officer and Chairman. Mr. Gonzalez has been President, Chief Executive Officer, Secretary and Chairman of the Company since June 26, 2003. Mr. Gonzalez has been a successful business owner for several years, and currently serves as a principal in two South Florida financial services firms, Gateway Mortgage Bankers and First USA Title Services, both of which he also helped found in 2002. From 2000 to 2002, Mr. Gonzalez served as vice president of business development, and principal, for Brick Mountain LLC, an Internet company that was sold to Jupiter Media (Nasdaq: JUPM). From 1999 to 2000, he was an associate in the Washington D.C. law firm of Sidley Austin Brown & Wood, where he worked in the securitization and structured finance department. Mr. Gonzalez earned his bachelor's degree in political science from Florida International University in 1995, and his law degree, magna cum laude, from the Indiana University School of Law in 1998. Prior to joining Sidley Austin Brown & Wood, he worked as a law clerk for Federal Judge Denny Chin of the Southern District of New York.

Eric Pantaleon, M.D., Director. Dr. Pantaleon has been a director of the Company since July 2003. Dr. Pantaleon has been a pediatrician in private practice since 1994, and is an active member of the American Academy of Pediatrics. He is also a pediatric clinical instructor at the University of Miami - Jackson Memorial Medical Center, and serves as an assistant pediatric clinical instructor at Nova Southeastern University. From 1990 to 1993, he was a resident in training at the Jersey Shore Medical Center, where he served on the hospital's Medical Education Committee and was president of the Residents House Staff. Dr. Pantaleon completed both his pre-medical and doctoral education at the Universidad Nacional Pedro Henriquez Urena in Santo Domingo, Dominican Republic.

Alfredo Jurado, Esq., Director. Mr. Jurado has been a director of the Company since July 2003. Mr. Jurado is co-owner and general counsel of First USA Title Services, a Miami-based financial services firm, which he joined in 2002. From 1998 to 2002, Mr. Jurado worked for the Florida State Attorney's Office, where he served as a county court prosecutor, a county court supervisor and, most recently, a felony trial unit prosecutor in Florida's 17th Judicial Circuit. In 1997, he served as a certified legal intern in the 11th Judicial Circuit of the Florida State Attorney's Office, and in 1996, he served as a law clerk for the Honorable Judge Scott Silverman, also of the 11th Judicial Circuit. Mr. Jurado earned his bachelor's degree in criminal science from Florida International University in 1995, and his law degree, cum laude, from Nova Southeastern University, Shepard Broad Law Center, in 1998.

David L. Byrns, Vice-President of Operations. Mr. Byrns has been with the Company since January 31, 2002. Prior to joining the Company, Byrns served as interim CFO of South Shore Hospital, a 196-bed, not-for-profit medical center in Miami Beach, Florida. From 1992 to 2002, he served as CFO, COO and systems administrator at Palm Springs General Hospital, one of the few privately-owned, for-profit medical facilities in Florida. In this capacity, he managed all of the hospital's financial operations, cash management, information systems, insurance, ancillary departments and regulatory agency reporting. Byrns previously served as controller at Hollywood Medical Center, where he managed financial operations, information systems, budgeting and regulatory agency reporting. He also was an assistant controller at the east regional office of Nu-Med, where his responsibilities included consolidation of financial statements for seven rural hospitals in five states. Byrns holds a bachelor's degree in business administration from the University of Louisville, as well as a master's degree in hospital management from St. Thomas University. He served in the United States Army for nine years while completing his education, and achieved the rank of staff sergeant before his honorable discharge in 1985.


Board Meetings And Committees

During the fiscal year ended December 31, 2003, the Board of Directors of the Company met on at least one occasion. All the members of the Board attended the meetings. The Board does not currently have an Audit Committee to review the internal accounting procedures of the Company and to consult with and review the services provided by the Company's independent accountants. The Board does not currently have a Compensation Committee. There are no other committees of the Boards of Directors.

Compensation Of Directors

For his or her service on the Board of Directors, each director shall be compensated as follows: (i) seven hundred dollars ($700.00) for each meeting of the Board of Directors attended by such director for reimbursement of expenses; and (ii) twenty-five thousand dollars ($25,000.00), per annum, in the form of common stock, vested after a period of one year from the date of such director's appointment to the Board of Directors.

Section 16(a) Beneficial Ownership

Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Pacer's officers and directors, and persons who beneficially own more than ten percent of a registered class of Pacer's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pacer with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Pacer believes that, during the last fiscal year, the officers, directors and greater than ten-percent beneficial owners of Pacer timely complied with the Section 16(a) filing requirements.

CODE OF ETHICS

On March 31, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company's President and Chief Executive Officer, and Thomas Richfield, the Company's former President and Chief Executive Officer (the "Named Executive Officers") for the fiscal years ended December 31, 2003, 2002 and 2001. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

                                                                Annual Compensation             Long Term Compensation
                                                             ---------------------------     ----------------------------
                                                                                                               Securities
                                                                            Other Annual      Restricted       Underlying
Name and Principal Position                Year              Salary         Compensation     Stock Awards       Options
---------------------------                ----              ------         ------------     ------------      ----------
Rainier Gonzalez, Chairman, CEO and
  President                                2003              $     --                --               --              --

Thomas Richfield, Chairman,                2002              $200,000(1)             --      $108,144(2)       1,500,000
CEO and President                          2001              $200,000(3)             --      $132,801(4)              --
                                           2000              $200,000(5)             --      $385,881(6)              --

----------
(1) In lieu of payment of the base salary of $200,000, Mr. Richfield was issued 5,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of unpaid salary as at November 30, 2002.
(2) Represents 5,000,000 shares of common stock (post-split) valued at $100,000 in lieu of salary and 232,672 shares of common stock valued at $8,144 in lieu of bonus.
(3) In lieu of payment of the base salary, Mr. Richfield was issued 2,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of unpaid salary as at November 30, 2001.
(4) Represents 2,000,000 shares (pre-split) valued at $100,000 in lieu of salary and 411,451 shares (of which 295,756 were pre-split and 115,695 were post-split) valued at $32,801 in lieu of a bonus.
(5) In lieu of payment of the base salary, Mr. Richfield was issued 250,000 shares of common stock (pre-split) valued at $200,000, as reflected in the Long Term Compensation section of the compensation table.
(6) Represents 250,000 shares of common stock (pre-split) valued at $200,000 in lieu of salary and 495,136 shares (pre-split) valued at $185,881 in lieu of bonus.

Based on the information available to the Company's current management, the above executive compensation reflected as being paid to Mr. Richfield reflects the actual compensation paid to Mr. Richfield who is a former executive officer of the Company.

Aggregated Options Exercises In Fiscal 2003 And Year-End Option Values

There were no Option Exercises in the last two fiscal years.

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of December 31, 2003.

                                                         Number of Securities       Value of Unexercised
                           Shares                       Underlying Unexercised       Shares In the Money
                         Acquired on                     Options at 12/31/2003    Options at 12/31/2003(1)
                          Exercise     Value Realized    Exercised/Unexercised      Exercised/Unexercised
                         -----------   --------------   ----------------------     -----------------------
Thomas M. Richfield           --              --                --                         --
Rainier Gonzalez              --              --                --                         --

----------
(1) The fair market value of the Company's common stock at the close of business on December 31, 2003 was $0.02.

Stock Plan

On June 2, 2003, the Company filed a Form S-8 Registration Statement to register 8,000,000 shares underlying its 2003 Stock Plan. On February 21, 2003, the Company filed a Form S-8 Registration Statement to register 6,000,000 shares underlying its 2003 Stock Incentive Plan. On June 21, 2002, the Company filed a Form S-8 Registration Statement to register 1,000,000 shares underlying its 2002 Stock Incentive Plan. All shares registered under the stock plans have been issued.

Employment Agreements

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez. The agreement commence on January 1, 2004 and provides for a base salary of $195,000 per annum.

Pacer currently has an employment agreement with its Vice-President of Operations, David L. Byrns. The agreement commence on January 31, 2004 and provides for a base salary of $150,000 per annum and ten million shares to be issued over a period of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect of the beneficial ownership as of April 12, 2004 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer's common stock.

         Security Ownership of Certain Beneficial Owners and Management

                                                                         Amount and Nature
                               Name and                                    of Beneficial       Percentage of
Title of Class                 Address of Beneficial Owner                   Ownership            Class(1)
--------------                 ---------------------------               -----------------     -------------
Common                         Rainier Gonzalez                             430,422,903            76.12%
                               7759 N.W. 146th Street
                               Miami Lakes, FL 33016

Common                         Eric Pantaleon                                   833,334                 *
                               7759 N.W. 146th Street
                               Miami Lakes, FL 33016

Common                         Alfredo Jurado                                 1,047,334                 *
                               7759 N.W. 146th Street
                               Miami Lakes, FL 33016

Common                         David L Byrns                                  2,050,000
                               7759 N.W. 146 Street
                               Miami Lakes, FL  33016
All Officers And Directors
  As A Group (6) Persons                                                    436,520,237            77.19%

----------
 *       Less than 1%.
(1) Applicable percentage of ownership is based on 565,482,228 shares of common stock outstanding as of April 12 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 12, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Securities Authorized For Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                                                              Number
                                                                                                           Of Securities
                                                                                                             Remaining
                                                                                                             Available
                                                                          Number                            For Future
                                                                      Of Securities                          Issuance
                                                                       To Be Issued    Weighted-Average    Under Equity
                                                                      Upon Exercise    Exercise Price   Compensation Plans
                                                                      Of Outstanding   Of Outstanding       (Excluding
                                                                         Options,         Options,          Securities
                                                                       Warrants And     Warrants And         Reflected
                                                                          Rights           Rights         In Column (a))
                                                                           (a)               (b)                (c)

Equity compensation plans approved by security holders                     --                 --                --
Equity compensation plans not approved by security holders                 --                 --                --
                                                                        -------            -------           -------
TOTAL                                                                      --                 --                --
                                                                        =======            =======           =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, Pacer has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Pacer's common stock, except as disclosed in the following paragraphs.

As described below, Thomas M. Richfield, our past president and chief executive officer, has been compensated for services through the issuance of our common stock:

During the six month period ended May 31, 2003, Mr. Richfield was issued 116,336 shares of restricted common stock valued at $16,380 as a bonus for such period.

During the year ended November 30, 2002, Mr. Richfield earned 5,000,000 (post split) shares of restricted common stock valued at $100,000.00.

During the year ended November 30, 2001, Mr. Richfield earned 411,451 shares (of which, 295,756 were pre-split and 115,695 were post-split) of restricted common stock as a bonus for the year. These shares were valued at $32,801.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Documents Filed As Part Of This Report:

         (a) See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (b) Reports on 8-K. No Form 8-K (or amendment to Form 8-K) was filed during the 4th quarter of the fiscal year.

         (c)      Exhibits.


Exhibit No.          Description                                             Location
-----------          -----------                                             --------
2.1                  Merger Agreement, dated July 26, 2003, between among    Incorporated by reference to Exhibit 99.1 to
                     others, Infe, Inc. and Pacer Health Corporation         Form 8-K filed on July 3, 2003

2.2                  Asset Purchase Agreement dated April 14, 2003 between   Incorporated by reference to Exhibit 2.2 to
                     Pacer Health Corporation and AAA Medical Center, Inc.   Form 10-QSB filed on October 20, 2003

2.3                  Promissory Note, Amendment No. 1, Entered Into By       Incorporated by reference to Exhibit 2.3 to
                     Pacer Health Corporation in Favor of AAA Medical        Form 10-QSB filed on October 20, 2003
                     Center, Inc. dated June 23, 2003 between Infe, Inc.
                     and Daniels Corporate Advisory Company, Inc.

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

3.5                  Articles of Amendment to Articles of Incorporation of   Incorporated by reference to Exhibit 3.5 to
                     Infe, Inc.                                              Form 10-QSB filed on October 20, 2003


Exhibit No.          Description                                             Location
-----------          -----------                                             --------
3.6                  Articles of Amendment to Amended and Restated           Incorporated by reference to Exhibit 3.6 to
                     Articles of Incorporation of Infe, Inc.                 Form SB-2 filed on January 16, 2004.

3.7                  Bylaws of Infe, Inc.                                    Incorporated by reference to Exhibit 3.7 to
                                                                             Form SB-2 filed on January 16, 2004.

4.1                  Specimen Stock Certificate                              Incorporated by reference to Exhibit 4.1 to
                                                                             Form SB-2 filed on September 15, 2000.

10.1                 Securities Purchase Agreement dated December 26, 2003   Incorporated by reference to Exhibit 10.1 to
                     among the Registrant and the Buyers                     Form SB-2 filed on January 16, 2004.

10.2                 Escrow Agreement dated December 26, 2003 among the      Incorporated by reference to Exhibit 10.2 to
                     Registrant, the Buyers, and Butler Gonzalez LLP         Form SB-2 filed on January 16, 2004.

10.3                 Secured Debenture Dated December 26, 2003 between the   Incorporated by reference to Exhibit 10.3 to
                     Registrant and Cornell Capital Partners LP              Form SB-2 filed on January 16, 2004.

10.4                 Security Agreement Dated December 26, 2003 between      Incorporated by reference to Exhibit 10.4 to
                     Registrant and Buyers                                   Form SB-2 filed on January 16, 2004.

10.5                 Investor Registration Rights Agreement dated December   Incorporated by reference to Exhibit 10.5 to
                     26, 2003 between the Registrant and the Investors       Form SB-2 filed on January 16, 2004.

10.6                 Standby Equity Distribution Agreement dated December    Incorporated by reference to Exhibit 10.6 to
                     26, 2003 between the Registrant and Cornell Capital     Form SB-2 filed on January 16, 2004.
                     Partners LP

10.7                 Registration Rights Agreement dated December 26, 2003   Incorporated by reference to Exhibit 10.7 to
                     between the Registrant and Cornell Capital Partners,    Form SB-2 filed on January 16, 2004.
                     LP

10.8                 Escrow Agreement dated December 26, 2003 among the      Incorporated by reference to Exhibit 10.8 to
                     Registrant, Cornell Capital Partners, LP and Butler     Form SB-2 filed on January 16, 2004.
                     Gonzalez, LLP

10.9                 Placement Agent Agreement dated December 26, 2003       Incorporated by reference to Exhibit 10.9 to
                     among the Registrant, Newbridge Securities              Form SB-2 filed on January 16, 2004.
                     Corporation and Cornell Capital Partners LP

10.10                Letter of Intent between Revival Healthcare, Inc. and   Incorporated by reference to Exhibit 10.10 to
                     Registrant dated December 9, 2003.                      Form SB-2 filed on January 16, 2004.

Exhibit No.          Description                                             Location
-----------          -----------                                             --------
10.11                Management and Acquisition Agreement, dated             Incorporated by reference to Form 8-K filed
                     February 2, 2004, by and between Pacer Health           on February 11, 2004.
                     Management Corporation and Camelot Specialty
                     Hospital of Cameron, LLC.

10.12                Asset Purchase Agreement, dated March 22, 2004, by      Incorporated by Reference to Form 8-K filed
                     and between Pacer Health Management Corporation and     on April 5, 2004
                     Camelot Specialty Hospital of Cameron, L.L.C.

14.1                 Code of Ethics                                          Provided herewith.

31.1                 Certification by Chief Executive Officer and Chief      Provided herewith.
                     Financial Officer pursuant to 15 U.S.C. Section 7241, as
                     adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                     of 2002.

32.1                 Certification by Chief Executive Officer and Chief      Provided herewith
                     Financial Officer pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Pacer incurred fees to Bagell Josephs & Co. of $32,000 for auditing work, services related to the SEC Registration statement on Form SB-2, review of various other SEC Filings, and quarterly reviews on SEC Forms 10-QSB. Bagell Josephs & Co. has provided no other services to Pacer other than those described above. The board of directors had pre-approved all work to be done by Bagell Josephs & Co., which included audit work, registration statement services, review of various other SEC Filings and quarterly reviews of SEC Forms 10-QSB.

         Pacer incurred fees to Ahearn Jasco + Company, P.A. of $15,000 for auditing work and services related to the review of various SEC Filings. Ahearn Jasco + Company, P.A. has provided no other services to Pacer other than those described above. The board of directors had pre-approved all work to be done by Ahearn Jasco + Company, P.A., which included audit work and review of various SEC Filings.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April , 2004.

                                  BSI2000, INC.


 April 14, 2004                   By: /s/ Rainier Gonzalez
                                      ----------------------
                                      Rainier Gonzalez,
                                      President (Principal Executive Officer and
                                      Principal Accounting Officer) and Director



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

/s/ Rainier Gonzalez                                            April 14, 2004
-----------------------------------------------------           ---------------
Rainier Gonzalez, President                                     Date
and Director

/s/ Eric Pantaleon                                              April 14, 2004
-----------------------------------------------------           ---------------
Eric Pantaleon, Director                                        Date

/s/ Alfredo Jurado                                              April 14, 2004
-----------------------------------------------------           ---------------
Alfredo Jurado, Director                                        Date

Pacer Health Corporation and Subsidiaries


TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

        Consolidated Balance Sheet

        Consolidated Statement of Operations

        Consolidated Statement of Changes in Stockholders' Deficit

        Consolidated Statement of Cash Flows

NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation and its subsidiaries (collectively, the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period May 12, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation and its subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the period May 12, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a loss from operations, and has a deficit of equity since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants
Pompano Beach, Florida
April 3, 2004

                    PACER HEALTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003



ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   124,624
   Reimbursement receivables, net                                               37,707
                                                                           -----------
             TOTAL CURRENT ASSETS                                              162,331

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,703               12,397

OTHER ASSET:
   Goodwill                                                                    545,024
                                                                           -----------
             TOTAL                                                         $   719,752
                                                                           ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt                                       $   515,237
                                                                           -----------
   Accrued and other liabilities                                               988,595
                                                                           -----------
             TOTAL CURRENT LIABILITIES                                       1,503,832
                                                                           -----------
LONG-TERM OBLIGATIONS:
   Long-term debt, less current portion                                        250,000
                                                                           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.0001 par value; 20,000,000 shares
    authorized, Designated Class A Convertible, 1 share issued
    and outstanding                                                                 --
   Common stock, $.0001 par value; 930,000,000 shares
    authorized, 190,507,135 shares issued and outstanding                       19,051

   Stock issued as collateral, shares of common stock (3,000,000 shares)      (135,000)

   Additional contributed capital                                            1,156,546
                                                                           -----------
    Accumulated Deficit                                                     (2,074,677)
                                                                           -----------

             TOTAL STOCKHOLDERS' DEFICIT                                    (1,034,080)
                                                                           -----------

             TOTAL                                                         $   719,752
                                                                           ===========


                 See notes to consolidated financial statements.

                    PACER HEALTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

        FOR THE PERIOD MAY 12, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003


NET PATIENT SERVICE REVENUE                                        $    199,789
                                                                   ------------

OPERATING EXPENSES:
   Professional fees                                                    215,798
   General and administrative                                           111,206
   Advertising                                                           79,343
   Payroll and related expenses                                          67,260
   Contracted medical personnel                                          63,426
   Occupancy                                                             44,842
                                                                   ------------
   Impairment of goodwill                                               200,000
                                                                   ------------

             TOTAL OPERATING EXPENSES                                   781,875
                                                                   ------------

             LOSS FROM OPERATIONS                                      (582,086)
                                                                   ------------

   INTEREST EXPENSE                                                     271,340
                                                                   ------------

             NET LOSS BEFORE PROVISION FOR INCOME TAX                  (853,426)

PROVISION FOR INCOME TAXES                                                   --
                                                                   ------------

             NET LOSS                                              $   (853,426)
                                                                   ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                          $     (0.009)
                                                                   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                                 97,763,512
                                                                   ============

                       See notes to financial statements.

                    PACER HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD MAY 12, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (853,426)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                       1,703
      Beneficial conversion feature on convertible debentures                          218,750
      Common stock issued for services                                                 131,000
      Collections on pre-acquisition patient receivables                                44,318
      Impairment loss                                                                  200,000
      Balances of certain assets and liabilities:
         Patient receivables, net                                                      (37,707)
         Accounts payable and accrued liabilities                                      104,948
                                                                                   -----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (190,414)
                                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (1,100)
                                                                                   -----------
      Cash from AAA Medical acquisition                                                  2,658
                                                                                   -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                1,558
                                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debenture                                     250,000
   Proceeds from long-term debt                                                         86,940
   Repayments on long-term debt                                                        (23,460)
                                                                                   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              313,480
                                                                                   -----------

CASH AND CASH EQUIVALENTS, December 31, 2003                                       $   124,624
                                                                                   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                                          $        --
                                                                                   ===========
   Cash paid during the year for income taxes                                      $        --
                                                                                   ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the period ended December 31, 2003, the Company settled two note payables totaling $810,000 with the issuance of 27,666,700 shares of common stock

   Acquisition of AAA Medical Center:
      Cash                                                                         $     2,658
                                                                                   ===========
      Patient receivables                                                               44,318
                                                                                   ===========
      Furniture and fixtures                                                             8,000
                                                                                   ===========
      Goodwill                                                                         745,024
                                                                                   ===========
      Note payable                                                                    (800,000)
                                                                                   ===========
                                                                                   $        --
                                                                                   ===========
   Recapitalization of Pacer Health Corporation:
      Accounts payable                                                             $   159,139
                                                                                   ===========
      Accrued interest                                                                 123,882
                                                                                   ===========
      Accrued payroll                                                                  182,323
                                                                                   ===========
      Payroll taxes payable                                                            290,292
                                                                                   ===========
      Notes payable                                                                    421,500
                                                                                   ===========
      Notes payable -  former officer                                                  163,268
                                                                                   ===========
      Common stock                                                                      15,847
                                                                                   ===========
      Collateral for note payable                                                     (135,000)
                                                                                   ===========
      Deficit                                                                       (1,221,251)
                                                                                   -----------
                                                                                   $        --
                                                                                   -----------

                 See notes to consolidated financial statements

PACER HEALTH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD MAY 12, 2003 (inception) THROUGH DECEMBER 31, 2003


                    Preferred             Common
                     Stock                Stock
               -----------------     -----------------    Stock
                          Amount                Amount     Held         Additional
                            at                    at        As         Contributed
               Shares      par       Shares       par   Collateral       Capital        Deficit          Total
                ----      ----     -----------  --------  ---------    ----------      -----------     -----------
BALANCES, MAY      -      $  -               -   $     -  $       -    $        -      $         -     $         -
12, 2003
                ----      ----     -----------  --------  ---------    ----------      -----------     -----------
Issuance of        -         -           1,000         -          -             -                -               -
stock for
services

Recapitalization   1         -     158,472,767    15,847   (135,000)            -       (1,221,251)     (1,340,404)
as a result of
merger

Issuance of        -         -       4,366,668       437          -       130,563                -         131,000
stock for
services

Interest on        -         -        -                -          -       218,750                -         218,750
convertible
debenture

Issuance of
stock for
settlement of
note payable       -         -       27,66,700     2,767          -       807,233                -         810,000

Net loss for
the period May
12, 2003

  (inception)      -         -               -         -          -             -         (853,426)       (853,426)
through
December 31,
2003

BALANCES,          1      $  -     190,507,135  $ 19,051  $(135,000)   $1,156,546      $(2,074,677)    $(1,034,080)
December 31,    ====      ====     ===========  ========  =========    ==========      ===========     ===========
2003

                 See notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For Period From May 12, 2003 (inception) through December 31, 2003

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATION

Pacer Health Corporation ("Pacer"), has two subsidiaries AAA Medical Center, Inc. and INFe Holdings, Inc. Pacer along with its subsidiaries (collectively, the "Company") is a provider of eldercare services with a primary focus on hospitals, psychiatric facilities and medical centers. The Company operates a medical treatment center that services patients of all ages as of December 31, 2003. The Company is attempting to build a regional network of healthcare service facilities designed to provide healthcare services to various individuals.

BASIS OF PRESENTATION

On June 26, 2003, Pacer completed a reverse merger with INFe, Inc. ("INFe"). Although INFe is the legal surviving entity, for accounting purposes, the merger between Pacer and INFe is treated as a purchase business acquisition of INFe by Pacer (a reverse merger) and a re-capitalization of Pacer. For accounting purposes, Pacer is the acquirer because the former stockholders' of Pacer received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of INFe. As a result, Pacer is re-capitalized to reflect the authorized stock of the legal surviving entity. Since Pacer is the acquirer, for accounting purposes, INFe's November fiscal year end has been changed to Pacer's December fiscal year end.

The consolidated financial statements include the accounts of Pacer and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $853,436 for the period ended December 31, 2003, has an accumulated deficit of $2,074,677 at December 31, 2003, and has deficit equity of $1,034,080 at December 31, 2003. The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

CASH AND CASH EQUIVALENTS

Pacer considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates its fair value at December 31, 2003. The Company periodically maintains cash balances in excess of the insured limits.

REIMBURSEMENT RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The Company receives payment for services rendered from private insurers, federal and state agencies and patients. Periodically, management reviews and estimates the amount of receivables deemed uncollectible and reserves for such amounts.

Financial instruments that potentially subject Pacer to a concentration of credit risk consist primarily of accounts receivable. A significant portion of receivables are related to balances owed by major insurance companies. The realizability and timing of these related cash flows from settlements are generally determined based upon agreements with these companies. Allowances relating to accounts receivable have been recorded based upon previous experience and other relevant factors, in addition to management's periodic evaluation. The receivables, net of the recorded allowance of $25,138, approximate their fair value at December 31, 2003.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and improvements are capitalized; maintenance and repairs are charged to expense as incurred. Gain or loss on disposition of property is recorded at the time of disposition.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings, 3 to 10 years for furniture, fixtures, and equipment and 3 to 5 years for vehicles, computer hardware, software and communication systems. Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. No impairments of fixed assets were recorded in fiscal 2003.

INTANGIBLE ASSETS

Intangible assets consists of the following:

            Goodwill recorded in May 2003               $      745,024
            Less:
            Impairment Recorded in June 2003                 (200,000)
                                                             ---------
            Goodwill, December 31, 2003                 $      545,024
                                                        ==============

Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

The Company follows the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill. These tests include determining the fair value of the Company's single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition (see Note 2). Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

OTHER CURRENT LIABILITIES

Accrued Liabilities consist of the following:

                                                         December 31,
                                                            2003
                                                            ----
             Accounts payable                             $ 365,570
             Accrued payroll and related taxes              477,543
             Accrued interest                               145,482
                                                          ---------
             Total accrued and other liabilities          $ 988,595
                                                          =========

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company's common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; such charges totaled $30,000 for the period from May 12, 2003 (inception) through December 31, 2003. The Company's stock-based compensation transactions with non-employees resulted in an aggregate of $101,000 of compensation expense for the period from May 12, 2003 (inception) to December 31, 2003.

PATIENT SERVICE REVENUE RECOGNITION

Patient service revenue recognition is recognized when the goods or services are provided to the patient. Customary charges are normally applied to the service rendered based on a per day or per service structure. Accountability is established for each individual patient based on outpatient registration. Accounting systems are designed to capture all goods and services provided to a patient, apply usual and customary charges and summarize the individual transactions. Bills are prepared for payment by individual patients or by third-party payers.

Patient service revenue (net of contractual allowance) is reported at the estimated net realizable amounts from patients and third-party payers for services rendered. A substantial part of the Company's revenues and receivables are from third party insurance company payers. The Company's patients and third-party insurance are a diverse group located nationwide, therefore the Company does not believe that it has undue concentration of revenue or credit risk.

Third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements. Management has recorded estimates for losses which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on management's knowledge of current events, the Company's collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or when such advertising initially takes place. Advertising expense totaled $79,343 for the year ended December 31, 2003.

ORGANIZATION COSTS AND START-UP EXPENSES

In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures were expensed as incurred.

INCOME TAXES

Pacer accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

Diluted EPS is the same as basic EPS for the period ended December 31, 2003 as the computation of diluted EPS would be anti-dilutive. At December 31, 2003 the Company's common equivalent shares include the one share of convertible preferred stock issued, which is convertible into 318,822,903 shares of common stock, and the stock warrants, which are convertible into 950,000 common shares. All the common stock equivalents have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

The table below reconciles the number of common shares outstanding at December 31, 2003 to the weighted average number of shares. All stock issued during the initial organization of the Company is weighted as if it was issued on the date of incorporation.

                                                           2003
                                                       ------------
Common shares outstanding at December 31                190,508,135
Effect of weighting                                     (92,744,623)
                                                       ------------
Weighted average common shares outstanding               97,763,512
                                                       ============

SEGMENTS

Pacer follows the provisions of Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Statement uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for company management.

COMPREHENSIVE INCOME

Pacer follows the provisions of SFAS No.130, "Reporting for Comprehensive Income". The statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Comprehensive income (loss) is equal to net income
(loss) for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46"). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R are not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

2. ACQUISITIONS

Pacer began its activities on May 12, 2003, and through May 26, 2003 was in the development stage (as defined in SFAS No. 7), as it had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring profitable businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA Medical Center, Inc. ("AAA") and as a result, emerged from the development stage. The acquisition was accounted for under the purchase method of accounting.

Pacer acquired AAA, a medical treatment center, for $800,000 consisting of an installment note payable of $800,000.

On June 26, 2003, Pacer completed a reverse merger with INFe. Under the terms of the merger agreement, INFe issued 111,600,000 shares of common stock and 1 share of preferred stock (which has since been converted into 318,822,903 shares of common stock) to the shareholders of Pacer and in turn became a wholly owned subsidiary of the Company pursuant to a reverse merger. On December 10, 2003, we changed the name of INFe, Inc. to Pacer Health Corporation.

All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting in accordance with SFAS 141 and are included in our consolidated financial statements from the date of acquisition.

The purchase price allocation for the AAA Acquisition was as follows:


                Cash                                                $2,658
                Current assets                                      44,318
                Tangible assets                                      8,000
                Intangible assets                                  745,024
                                                                   -------
                Total Purchase Price                              $800,000
                                                                  ========


A description of the liabilities assumed in the reverse merger follows in the table below. No goodwill is recorded in the reverse merger as INFe was a non-operating entity:

                Accounts payable and accrued liabilities          $283,021
                Accrued payroll                                    182,323
                Payroll taxes payable                              290,292
                Notes payable                                      421,500
                Notes payable - former officer                     163,268
                Common stock                                        15,847
                Collateral for note payable                      (135,000)
                                                                 ---------
                Net Liabilities Assumed                       $(1,221,251)
                                                               ============

3.  PROPERTY AND EQUIPMENT, NET

Property and Equipment consists of the following:
                                                               As of
                                                            December 31,
                                                                2003
                                                                ----
                Furniture, fixtures, and equipment             $13,000
                Computer hardware and software                   1,100

                Less: Accumulated depreciation                  (1,703)
                                                               -------

                Net property, plant and equipment              $12,397
                                                               =======

Depreciation expense related to property and equipment was $1,703 for the period ended December 31, 2003.

4.  FINANCING TRANSACTIONS

CONVERTIBLE DEBENTURES

On December 26, 2003, Pacer sold $500,000 convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. Under generally accepted accounting principles, $250,000 was earned and recorded as a liability as of December 31, 2003. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, Pacer has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Pacer has the right to redeem the debentures upon thirty days notice for 120% of the amount; provided, however, that for every $100,000 redeemed, the holder shall receive a warrant to purchase 10,000 shares of common stock exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.

In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $218,750 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $81,388 in legal fees, $15,000 in accounting fees, and $20,000 in commissions; these amounts were withheld from the proceeds of the debenture at closing.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On December 26, 2003, Pacer entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under this agreement, Pacer may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Pacer will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the common stock to be issued under the Standby Equity Distribution Agreement is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $105,000, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Pacer entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Pacer paid to Newbridge Securities Corporation a one-time placement agent fee of 500,000 shares of common stock.

5.  DEBT

NOTES PAYABLE

Notes payable at December 31, 2003 were $765,237. The effective interest rates associated with these notes range from 5.0% to 12.0%. Notes payable consists principally of a secured debenture note and various promissory notes entered into by INFe prior to its merger with Pacer.

In connection with its acquisition of AAA, Pacer executed a note payable to the seller in the amount of $800,000. The note payable was amended to bear interest at 20% per annum on the unpaid principal as of October 15, 2003, which was $800,000. The Company issued 26,667,000 restricted shares of its common stock on October 30, 2003 in full settlement of this note.

SHAREHOLDER LOAN PAYABLE

From time to time, the Company received loans from its principal shareholder. As of December 31, 2003, the amounts due to the principal shareholder was $65,470. The funds received from these loans were used for general working capital. The loans bear an interest of 8% per annum.

FAIR VALUE OF THE DEBT

The fair value of the shareholder loan payable is not readily estimatible due to the unique related party nature of the debt. The fair value of the notes payable, using an expected incremental borrowing rate of 8%, is approximately $699,767.

6. INCOME TAXES

The provision (benefit) for income taxes for the period ended December 31, 2003 consists of the following:

                                                         Period Ended
                                                          December 31,
                                                              2003
          Current:
             Federal                                          $        0
             State                                                     0

          Deferred:
             Federal                                           (290,000)
             State                                              (50,000)

          Valuation Allowance                                    340,000
                                                              ----------

          Income Tax Provision (Benefit)                      $        0
                                                              ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pacer's deferred income tax asset (liability) are as follows:

                                                             Period Ended
                                                              December 31,
                                                                  2003
                                                                  ----
          Net operating loss                                   $ 250,000
          Basis difference in intangible assets                   80,000
          Capitalized costs for tax purposes                      10,000

          Less: Valuation allowance                            (340,000)
                                                               ---------

          Net deferred income tax asset (liability)            $       0
                                                               =========

There are no significant deferred tax liabilities. The Company has used an estimated combined federal and state effective tax rate of approximately 40% for all deferred tax computations.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109") requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003, the valuation allowance of $340,000 is necessary as management believes that it is more likely than not that the net deferred tax asset will not be realized. This represents a change in the valuation allowance for the current year of $340,000.

As of December 31, 2003, Pacer has available net operating loss carryforwards totalling $628,350 that expire at various dates through 2024. In addition, Pacer has net operating loss carryforwards of $8,281,000 from the pre-merger tax filings of INFe which expire at various dates through 2020. All deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance. Certain provisions of the tax law limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. As such, the Company may not be able to utilize the full pre-merger net operating loss carryforward.

7.  STOCKHOLDER'S EQUITY

AUTHORIZED AND ISSUED STOCK
At December 31, 2003, Pacer's authorized capital consists of 930,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock. At December 31, 2003, there were 190,508,135 outstanding shares of common stock and one outstanding share of preferred stock.

DESCRIPTION OF COMMON STOCK
Each outstanding share of common stock has one vote on all matters requiring a vote of the stockholders. There is no right to cumulative voting; thus, the holder of fifty percent or more of the shares outstanding can, if they choose to do so, elect all of the directors. In the event of a voluntary of involuntary liquidation, all stockholders are entitled to a pro rata distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The holders of the common stock have no preemptive rights with respect to future offerings of shares of common stock. Subject to the declaration and payment of dividends upon any preferred stock at the time outstanding, to the extent of any preference to which that preferred stock is entitled and after the provision for any sinking or purchase fund or funds for any series of any preferred stock has been complied with, the board of directors may declared and pay dividends on the common stock, payable in cash or other consideration, out of the funds legally available therefore.

INFe entered into a loan agreement in April 2002 and received $77,500 (of which $2,500 was paid directly to the lender's attorney) with interest at 12%. Concurrent therewith, the Company issued 3,000,000 shares to the holder of the note as collateral. The value of the Company's common stock issued as collateral, or $135,000, is included as a reduction of additional paid in capital in the equity section of the consolidated financial statements. The note with interest was originally due and payable on April 25, 2003. No demand for payment has been made. Accrued interest and interest expense on this note for the period ended December 31, 2003 is $4,650.

DESCRIPTION OF PREFERRED STOCK
Pacer is authorized to issue 20,000,000 shares of preferred stock. As of December 31, 2003, one share of preferred was designated as Class A , with the following rights and preferences:

          - The right to convert said Preferred Share Class A stock of stock to 318,822,903 shares of common stock.

The preferred share was converted into 318,822,903 shares of common stock on January 8, 2004. The Board of Directors does not have the right to set forth the rights, designations, preferences or other terms of the preferred stock. Such rights and preferences must be authorized by the stockholders in accordance with Florida law. The available preferred stock is undesignated.

SHARE ISSUANCES DURING 2003

On November 6, 2003, the Company's shareholders approved an increase in the number of authorized common stock from 200,000,000 to 930,000,000.

In June 2003, in connection with the merger of INFe with Pacer the Company issued to Pacer's sole stockholder 111,600,000 shares of common stock and 1 share of preferred stock, which has since been converted, in accordance with its terms, into 318,822,903 shares of common stock.

On October 29, 2003, the Company issued 1,666,668 restricted shares of its common stock to its directors as payment for its directors fees. In addition, 1,000,000 shares of restricted common stock was also issued to employees as compensation for services.

On October 30, 2003, we issued 26,666,700 shares of restricted common stock in full settlement of the outstanding note payable.

In December 2003, we also authorized the issuance of 100,000,000 of our common stock valued at in connection with our Management and Acquisition Agreement with Camelot Specialty Hospital of Cameron, LLC, a subsidiary of Revival Healthcare, Inc. See Note 11.

On December 23, 2003, the Company issued 1,000,000 restricted shares of its common stock to satisfy a $10,000 note payable. In addition, we issued 100,000 restricted shares for loan fees in conjunction with our attempts to obtain a bridge loan.

8. COMMITMENTS AND CONTINGENCIES

Leases

Noncancellable lease obligations of Pacer at December 31, 2003 call for minimum annual lease payments under various operating leases for buildings, vehicles and equipment as follows:

                  2004......................... $ 52,680
                  2005.........................   25,680
                  2006.........................   25,680
                  2007.........................   25,680
                  2008.........................   25,680
                  Thereafter...................   25,680
                                                --------
                                                $181,080
                                                ========

Total rent expense for the year ended December 31, 2003 was $44,842.

Litigation

In an action filed a Florida state court in February 2002, INFe was accused of failing to pay certain legal fees. INFe denied owing the amount in question and engaged counsel to defend its position. The plaintiff's motion for a judgment in this matter was reopened by the court. On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.

In an action filed in a Florida state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe. As a result of the failure to appear, INFe received an adverse default judgment in the amount of $55,000. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia state court, INFe was accused of failing to pay upon a promissory note issued to its former auditing firm. Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm. As a result, INFe received an adverse judgment in the amount of $45,000. The former auditing firm has begun collection proceedings against INFe. The ultimate resolution of the matter cannot be determined with certainty. However, an unfavorable resolution could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

In an action filed in a New Jersey state court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company. The Company intended to vigorously assert all available defenses against the action. However, the plaintiff agreed to settle the action for $14,000, one half of which is payable both in January and February 2004. All settlement payments were made.

9.  STOCK WARRANTS

On June 20, 2002, the Company had issued 950,000 stock warrants to various consultants in exchange for their services. These warrants have a strike price of $.50 per share. All of the warrants expire over a five-year period. No warrants were granted during the period ended December 31, 2003.

The Company applies APB opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to consultants. Consulting expense for stock options is measured at the intrinsic value, which is the excess of the market price of the common stock at the date of grant over the amount the recipient must pay to acquire the common stock. No expense was recognized in conjunction with the options granted to consultants since the exercise price was above the market price of the common stock at the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires companies to provide pro forma information regarding net income (loss) and earnings (loss) per share as if expense for the stock options had been determined in accordance with the fair value based method prescribed in SFAS 123.

A summary of the status of warrants granted as of December 31, 2003 and changes during the years then ended are presented below:

                                       December 31, 2003
                                        -----------------
                                                 Weighted
                                                 Average
                                     Shares    Exercise Price
                                    --------   --------------

Balance at beginning period          950,000      $ 0.50
Warrants granted                          --
Warrants exercised                        --
Warrants expired                          --
                                     -------
Balance at end of period             950,000      $ 0.50
                                     =======

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                                   Options Outstanding                          Options Exercisable
                                   -------------------                          -------------------

                     Weighted Number           Average         Weighted         Number           Weighted
Range of             Outstanding at           Remaining         Average      Exercisable at       Average
Exercise               December 31,           Contractual      Exercise        December 31,      Exercise
Prices                     2003                  Life            Price            2003             Price
--------             ---------------          -----------       --------     --------------      --------
$0.50                  950,000                   1.5             $0.50            950,000         $0.50
                       -------                                                  ---------
                       950,000                   1.5             $0.50            950,000         $0.50
                       =======                                                    =======

10.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder. For the fiscal year ended December 31, 2003, we incurred $79,343 of advertising services from this company.

11.  SUBSEQUENT EVENTS
On March 22, 2004, Pacer Health Management Corporation ("Pacer Management"), a Louisiana corporation and wholly-owned subsidiary of Pacer entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC, a Louisiana limited liability company, to acquire certain assets used by Camelot in connection with its operation of South Cameron Memorial Hospital. Under the Agreement, Pacer Management assumed certain obligations and liabilities of Camelot. In consideration for the assets, Pacer issued 50,000,000 shares of its common stock, subject to a post-closing adjustment.