Form 10QSB
period 2004-03-31
PACER HEALTH CORP
filed 2004-05-24
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 0-28729

PACER HEALTH CORPORATION

(Exact Name of Small Business Issuer)

Florida	11-3144463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street, Miami Lakes, Florida	33016
(Address of Principal Executive Offices)	(Zip Code)

(305) 828-7660

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at May 20, 2004
Common Stock	559,330,038

#

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 3.  Submission of Matters to a Vote of Security Holders

SIGNATURES

EXHIBIT 31.1

EXHIBIT 32.1

#

PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REVIEW STATUS

The Company engaged its independent auditor to perform the required review of the Company’s March 31, 2004 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X.  The independent auditors have not completed their review to date.  Accordingly, the accompanying unaudited consolidated financial statements and notes thereto have not been completely subjected to such independent auditor review procedures.  The Company will issue an amended Form 10-QSB once the required review procedures have been completed.

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 130,158
Patient receivables, net	2,039,956
Prepaid Insurance	79,621
Supplies	9,544
Other	275

TOTAL CURRENT ASSETS	2,259,554

PROPERTY AND EQUIPMENT, net of accumulated depreciation	85,487

OTHER ASSETS:
Goodwill	545,024

TOTAL	$ 2,890,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$ 201,218
Accrued and other liabilities	2,378,095

TOTAL CURRENT LIABILITIES	2,579,313

LONG-TERM OBLIGATIONS:
Long-term debt, less current portion	375,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 1 shares issued and outstanding	(0)
Common stock, $.0001 par value; 930,000,000 shares
authorized, 559,330,038 shares issued and outstanding	55,933
Stock issued as collateral	(135,000)
Additional contributed capital	2,219,664
Deficit	(2,204,845)

TOTAL STOCKHOLDERS’ DEFICIT	(64,248)

TOTAL	$ 2,890,065

See notes to consolidated financial statements.

#

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2004

NET PATIENT SERVICE REVENUE	$ 190,940

OPERATING EXPENSES:
Salaries and wages	139,861
General and administrative	17,692
Advertising	5,110
Operating expenses	26,690
Contracted medical personnel	36,357
Insurance	11,005
Professional Fees	48,467
Occupancy	23,938

TOTAL OPERATING EXPENSES	309,120

LOSS FROM OPERATIONS	(118,180)

OTHER INCOME AND EXPENSES:
Other Income	6,167
Interest Expense	(18,155)
OTHER INCOME, NET	(11,988)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(130,168)

PROVISION FOR INCOME TAXES	-

NET LOSS	$ (130,168)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.0002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	559,272,594

See notes to financial statements.

#

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (130,168)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	852
Balances of certain assets and liabilities:
Patient receivables, net	(76,424)
Accounts payable and accrued liabilities	105,150

NET CASH USED IN OPERATING ACTIVITIES	(100,590)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(1,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan Repayment	(17,242)
Proceeds from long-term debt	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	107,758

NET INCREASE / DECREASE IN CASH	5,536

CASH AND CASH EQUIVALENTS, beginning of the year	$ 124,622

CASH AND CASH EQUIVALENTS, end of the year	$ 130,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$ -
Cash paid during the year for income taxes	$ -

See notes to consolidated financial statements.

#

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE QUARTER ENDED MARCH 31, 2004

	Preferred Stock		Common Stock			Additional
		Amount		Amount	Stock Held	Contributed
	Shares	at par	Shares	at par	As Collateral	Capital	Deficit	Totals

BALANCES, JANUARY 1, 2004	1	$ -	190,507,135	$ 19,051	$ (135,000)	$ 1,156,546	$ (2,074,677)	$ (1,034,080)

Conversion of Preferred Stock	(1)	(0)	318,822,903	31,882	-	(31,882)	-	0

Issuance as a result of merger	-	-	50,000,000	5,000	-	1,095,000	-	1,100,000

Net loss for the quarter
ended March 31, 2004	-	-	-	-	-	-	(130,168)	(130,168)

BALANCES, MARCH 31, 2004	0	$ (0)	559,330,038	$ 55,933	$ (135,000)	$ 2,219,664	$ (2,204,845)	$ (64,248)

See notes to consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For Quarter Ended March 31, 2004

NOTE 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Pacer Health Corporation (“Pacer”), has five subsidiaries Pacer Health Management Corporation, AAA Medical Center, Inc., Pacer Holdings of Louisiana, Inc., Pacer Health Services, Inc. and INFe Holdings, Inc.  Pacer along with its subsidiaries (collectively, the “Company”) is a provider of eldercare services with a primary focus on hospitals, psychiatric facilities and medical centers.  The Company owns and operates a medical treatment center, a rural hospital, a rural health clinic and a geriatric psychiatric center that services patients of all ages.  The Company is attempting to build a regional network of healthcare service facilities designed to provide healthcare services to various individuals.

Basis of Presentation

On June 26, 2003, Pacer completed a reverse merger with INFe, Inc. (“INFe”).  Although INFe is the legal surviving entity, for accounting purposes, the merger between Pacer and INFe is treated as a purchase business acquisition of INFe by Pacer (a reverse merger) and a re-capitalization of Pacer.  For accounting purposes, Pacer is the acquirer because the former stockholders’ of Pacer received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of INFe.  As a result, Pacer is re-capitalized to reflect the authorized stock of the legal surviving entity.  Since Pacer is the acquirer, for accounting purposes, INFe’s November fiscal year end has been changed to Pacer’s December fiscal year end.

The consolidated financial statements include the accounts of Pacer and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern Considerations

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $130,168 for the period ended March 31, 2004 and has an accumulated deficit of $2,204,845 at March 31, 2004.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.  However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying consolidated financial statements and the Company’s operations will be materially adversely affected.

Cash and Cash Equivalents

Pacer considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of cash equivalents approximates its fair value at March 31, 2004.  The Company periodically maintains cash balances in excess of the insured limits.

Reimbursement Receivables and Concentration of Credit Risk

The Company receives payment for services rendered from private insurers, federal and state agencies and patients.  Periodically, management reviews and estimates the amount of receivables deemed uncollectible and reserves for such amounts.

Financial instruments that potentially subject Pacer to a concentration of credit risk consist primarily of accounts receivable.  A significant portion of receivables are related to balances owed by major insurance companies.   The realizability and timing of these related cash flows from settlements are generally determined based upon agreements with these companies.  Allowances relating to accounts receivable have been recorded based upon previous experience and other relevant factors, in addition to management’s periodic evaluation.  The receivables of $2,039,956, net of the recorded allowance, approximate their fair value at March 31, 2004.

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

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity.  No impairments of fixed assets were recorded in the quarter ended March 31, 2004.

Intangible Assets

Intangible assets consists of the following:

Goodwill recorded in May 2003	$ 745,024
Less:
Impairment Recorded in June 2003	(200,000)
Goodwill, March 31, 2004	$ 545,024

Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

Stock-Based Compensation

The Company accounts for stock based compensation under the provisions of SFAS No.  123, “Accounting for Stock Based Compensation.”  For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company’s common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” was issued. This pronouncement amends SFAS No. 123,  “Accounting for Stock-Based Compensation,” and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company’s financial position, results of operations or cash flows.

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; no such charges were incurred in the quarter ended March 31, 2004.

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

Patient service revenue (net of contractual allowance) is reported at the estimated net realizable amounts from patients and third-party payers for services rendered.  A substantial part of the Company’s revenues and receivables are from third party insurance company payers.  The Company’s patients and third-party insurance are a diverse group located nationwide, therefore the Company does not believe that it has undue concentration of revenue or credit risk.

Third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements.  Management has recorded estimates for losses which may be sustained in the collection of these receivables.  Although estimates with respect to realization of the receivables are based on management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates.  Receivables are written off when all legal actions have been exhausted.

Advertising Costs

The Company expenses the cost of advertising as incurred or when such advertising initially takes place.  Advertising expense totaled $5,110 for the quarter ended March 31, 2004.

Organization Costs and Start-up Expenses

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” organization costs and start-up expenditures were expensed as incurred.

Income Taxes

Pacer accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the “if converted” method for common stock equivalents.

Diluted EPS is the same as basic EPS for the period ended March 31, 2004 as the computation of diluted EPS would be anti-dilutive.  At March 31, 2004 the Company’s common equivalent shares include the conversion of the one share of convertible preferred stock issued, which was converted into 318,822,903 shares of common stock, and the stock warrants, which are convertible into 950,000 common shares.  All the common stock equivalents have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

The table below reconciles the number of common shares outstanding at March 31, 2004 to the weighted average number of shares.  All stock issued during the initial organization of the Company is weighted as if it was issued on the date of incorporation.

2004

Common shares outstanding at March 31, 2004	559,330,038
Effect of weighting	(58,444)
Weighted average common shares outstanding	559,272,594

Segments

Pacer follows the provisions of Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  The Statement uses a management approach to report financial and descriptive information about a company’s operating segments.  Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for company management.

Comprehensive Income

Pacer follows the provisions of SFAS No.130, “Reporting for Comprehensive Income”.  The statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share.  Comprehensive income is defined as all changes in stockholders’ equity exclusive of transactions with owners such as capital contributions and dividends.  Comprehensive income (loss) is equal to net income (loss) for all periods presented.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R are not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2.  ACQUISITIONS

Pacer began its activities on May 12, 2003, and through May 26, 2003 was in the development stage (as defined in SFAS No. 7), as it had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring profitable businesses. On May 26, 2003, Pacer commenced its operations upon the completion of its acquisition of AAA Medical Center, Inc. (“AAA”) and as a result, emerged from the development stage.  The acquisition was accounted for under the purchase method of accounting.

Pacer acquired AAA, a medical treatment center, for $800,000 consisting of an installment note payable of $800,000, which has since been settled.

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

On March 22, 2004, Pacer Health Management Corporation (“Pacer Management”), a Louisiana corporation and wholly-owned subsidiary of Pacer, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC, a Louisiana limited liability company, to acquire certain assets used by Camelot in connection with its operation of South Cameron Memorial Hospital.  Under the Agreement, Pacer Management assumed certain obligations and liabilities of Camelot.  In consideration for the assets, Pacer issued 50,000,000 shares of its common stock, subject to a post-closing adjustment.

All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting in accordance with SFAS 141 and are included in our consolidated financial statements from the date of acquisition.

The purchase price allocation for the Cameron Acquisition was as follows:

Patient Receivables	$ 1,925,825
Supplies	9,544
Prepaid Insurance	79,621
Fixed Assets	72,309
Liabilities Assumed	(987,299)

Total Purchase Price	$ 1,100,000

NOTE 3.  FINANCING TRANSACTIONS

Convertible Debentures

On December 26, 2003, Pacer sold $500,000 convertible debentures to Cornell Capital Partners.  Under generally accepted accounting principles, $375,000 was earned and recorded as a liability as of March 31, 2004.   These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, Pacer has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Pacer has the right to redeem the debentures upon thirty days notice for 120% of the amount; provided, however, that for every $100,000 redeemed, the holder shall receive a warrant to purchase 10,000 shares of common stock exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.

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

NOTE 4.  DEBT

Notes Payable

Notes payable at March 31, 2004 were $890,237.  The effective interest rates associated with these notes range from 5.0% to 12.0%.  Notes payable consists principally of secured debenture notes and various promissory notes entered into by INFe prior to its merger with Pacer.

Shareholder Loan Payable

From time to time, the Company received loans from its principal shareholder.  As of March 31, 2004, the amount due to the principal shareholder was $47,729.  The funds received from these loans were used for general working capital.  The loans bear an interest of 8% per annum.

NOTE 5.  INCOME TAXES

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.  The Company has used an estimated combined federal and state effective tax rate of approximately 40% for all deferred tax computations.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  All deferred tax assets created by net operating loss carry-forwards are offset in their entirety by a deferred tax asset valuation allowance.  Certain provisions of the tax law limit the net operating loss carry-forwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company may not be able to utilize the full pre-merge INFe net operating loss carry-forward.

NOTE 6.  STOCKHOLDER’S EQUITY

Authorized And Issued Stock

At March 31, 2004, Pacer’s authorized capital consists of 930,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock. At March 31, 2004, there were 559,330,038 outstanding shares of common stock and no outstanding shares of preferred stock.

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

Description Of Preferred Stock

The preferred share was converted into 318,822,903 shares of common stock on January 8, 2004.  The available preferred stock is undesignated.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

Total rent expense for the quarter ended March 31, 2004 was $23,938.  This includes rent expense for the corporate facility, medical treatment facility, rural hospital and geriatric psychiatric center.

Litigation

In an action filed a Florida state court in February 2002, INFe was accused of failing to pay certain legal fees.  INFe denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.

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

In an action filed in a New Jersey state court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company.  The Company intended to vigorously assert all available defenses against the action.  However, the plaintiff agreed to settle the action for $14,000, one half of which was paid in January and one-half in February 2004.

NOTE 8.  STOCK WARRANTS

On June 20, 2002, the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the three-period ended March 31, 2004.

The Company applies APB opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for options issued to consultants.  Consulting expense for stock options is measured at the intrinsic value, which is the excess of the market price of the common stock at the date of grant over the amount the recipient must pay to acquire the common stock. No expense was recognized in conjunction with the options granted to consultants since the exercise price was above the market price of the common stock at the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, requires companies to provide pro forma information regarding net income (loss) and earnings (loss) per share as if expense for the stock options had been determined in accordance with the fair value based method prescribed in SFAS 123.

A summary of the status of warrants granted as of March 31, 2004 and changes during the periods then ended are presented below:

	March 31, 2004
		Weighted
		Average
	Shares	Exercise Price

Balance at beginning period	950,000	$ 0.50
Warrants granted	-
Warrants exercised	-
Warrants expired	-
Balance at end of period	950,000	$ 0.50

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

	Options Outstanding			Options Exercisable
	Weighted Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2004	Life	Price	2004	Price

$ 0.50	950,000	1.5	$ 0.50	950,000	$ 0.50
	950,000	1.5	$ 0.50	950,000	$ 0.50

NOTE 9.  RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the quarter ended March 31, 2004, we incurred $5,110 of advertising services from this company.

#

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Form 10-QSB and the following:

•

Our ability to integrate acquired businesses.

•

Our ability to implement our strategic business plan and generate positive cash flows.

•

Unexpected liabilities incurred in our acquisitions.

•

Our ability to obtain financing for future growth.

•

Our dependence on additional capital for future growth.

•

Governmental regulations that could reduce our ability to receive full reimbursement of medical services or provide additional non-reimbursable medical services.

•

Our ability to develop and maintain business relationships with doctors and vendors.

General

We are a provider of healthcare services with a primary focus on hospitals, Skilled Nursing Facilities (“SNF”) and Assisted Living Facilities (“ALF”).  Our strategic business plan contemplates the acquisition of hospitals, SNFs, ALFs, and medical treatment centers and subsequently consolidating and managing them under one central team.  We believe the healthcare industry will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services.  We further believe that the healthcare industry is highly fragmented and there are many facilities currently available for acquisition which have a low relatively price-earnings ratio.

On June 26, 2003, INFe, Inc. (“INFe”) completed a reverse merger with Pacer Health Corporation n/k/a Pacer Health Services, Inc. (“Pacer”) accounted for under the purchase method with Pacer being the accounting acquiror.  This Management’s Discussion and Analysis of Financial Condition and Results of operations should be read with along with the accompanying Consolidated Financial Statements.  In the reverse merger, INFe issued to the sole shareholder of Pacer approximately 111.6 million shares of common stock and 1 share of preferred stock, which has since been converted into 318.8 million shares of common stock.  The reverse merger resulted in the former sole Pacer shareholder owning approximately 90% of the shares of the common stock of Pacer following the merger and the conversion of the preferred stock.

Acquisitions

On May 26, 2003, Pacer acquired AAA Medical Center, Inc. (“AAA”), a medical treatment center, for an installment note payable of $800,000 originally due September 26, 2003.  We have satisfied the note payable by issuing approximately 26.7 million shares of restricted common stock to AAA on October 30, 2003.  The merger was accounted for under the purchase method of accounting and included in our financial statements from the date of acquisition.

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

On March 22, 2004, Pacer Health Management Corporation (“Pacer Management”), a Louisiana corporation and wholly-owned subsidiary of Pacer entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC, a Louisiana limited liability company, to acquire certain assets used by Camelot in connection with its operation of South Cameron Memorial Hospital.  Under the Agreement, Pacer Management assumed certain obligations and liabilities of Camelot.  In consideration for the assets, Pacer issued 50,000,000 shares of its common stock, subject to a post-closing adjustment.

The net book value of goodwill at March 31, 2004 totaled $545,024.  This amount is after a goodwill impairment charge of $200,000, which was recorded in June 2003.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition.  We are also required by SFAS 142 to complete impairment tests on goodwill.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Going Concern

As reflected in Pacer’s financial statements for the quarter ended March 31, 2004, Pacer’s accumulated deficit of $2,204,845 and its working capital deficiency of $319,759 raise substantial doubt about its ability to continue as a going concern.  The ability of Pacer to continue as a going concern is dependent on Pacer’s ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for March 31, 2004 do not include any adjustments that might be necessary if Pacer is unable to continue as a going concern.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes.  The Company also reviews its goodwill for possible impairment; such an impairment was determined to exist as of June 30, 2003, and goodwill was written down by $200,000.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations and franchising.

Intangible Assets

Intangible assets consists of the following:

Goodwill recorded in May 2003	$ 745,024
Less:
Impairment Recorded in June 2003	(200,000)
Goodwill, March 31, 2004	$ 545,024

Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

Stock-Based Compensation

The Company accounts for stock based compensation under the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”  For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company’s common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” was issued. This pronouncement amends SFAS No. 123,  “Accounting for Stock-Based Compensation,” and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company’s financial position, results of operations or cash flows.

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; no such charges were incurred in the quarter ended March 31, 2004.

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

Patient service revenue (net of contractual allowance) is reported at the estimated net realizable amounts from patients and third-party payers for services rendered.  A substantial part of the Company’s revenues and receivables are from third party insurance company payers.  The Company’s patients and third-party insurance are a diverse group located nationwide, therefore the Company does not believe that it has undue concentration of revenue or credit risk.

Third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements.  Management has recorded estimates for losses which may be sustained in the collection of these receivables.  Although estimates with respect to realization of the receivables are based on management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates.  Receivables are written off when all legal actions have been exhausted.

Results Of Operations For The Three Months Ended March 31, 2004.

Revenue

Revenue for the three months ended March 31, 2004, were approximately $191,000.  As the Company began operations in May 2003, there is no comparable amount for 2003.  The revenues are for net patient services at 3 locations.  We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for the three months ended March 31, 2004, were $309,120.  As the Company began operations in May 2003, there is no comparable amount for 2003.  In the first three months ended March 31, 2004, operating expenses consisted of $139,861 in salaries and wages, $17,692 in general and administrative expenses, $5,110 in advertising expenses, $26,690 in operating expenses, $36,357 in contracted medical personnel expenses, $11,005 in insurance expenses, $48,467 in professional fees, and $23,938 in occupancy expenses.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we operate for a full year and expand operations.

Net Loss

The net loss for the three months ended March 31, 2004, was $130,168.  The loss is primarily attributable to operating expenses.

Interest Expense

Interest Expense for the quarter ended March 31, 2004 was $18,155.  This consisted primarily of interest on various outstanding notes payable.

Liquidity And Capital Resources

We had cash and cash equivalents of $130,158 as of March 31, 2004.  Net cash used in operations was $100,590.  This excludes the non-cash acquisition of certain assets of Camelot Specialty Hospital of Cameron, LLC by Pacer Health Management Corporation.

Capital expenditures during the quarter ended March 31, 2004 totaled $1,632.  Capital expenditures include computer hardware, software, and medical equipment.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services.  The share of preferred stock was converted into 318,822,903 shares of common stock on January 8, 2004.

On December 26, 2003, Pacer sold $500,000 convertible debentures to Cornell Capital Partners.  Under generally accepted accounting principles, $375,000 was earned and recorded as a liability as of March 31, 2004.  These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, Pacer has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Pacer has the right to redeem the debentures upon thirty days written notice for 120% of the amount; provided, however, that for every $100,000 redeemed, the holder shall receive a warrant to purchase 10,000 shares of common stock exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.

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

ITEM 3.  CONTROLS AND PROCEDURES

Controls and procedures

(A)

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  The Company’s Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer/Acting Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

#

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In an action filed a Florida state court in February 2002, INFe, Inc.  (with whom we completed a business combination on June 26, 2003) was accused of failing to pay certain legal fees.  INFe denies owing the amount in question and has engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter has been reopened by the court.  On December 23, 2003, INFe settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.

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

In an action filed in a New Jersey state court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company.  The Company intended to vigorously assert all available defenses against the action.  However, the plaintiff agreed to settle the action for $14,000, one half of which was paid in January and one-half in February 2004.

ITEM 2.  CHANGES IN SECURITIES.

On March 22, 2004, Pacer Health Management Corporation (“Pacer Management”), a Louisiana corporation and wholly-owned subsidiary of Pacer, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC, a Louisiana limited liability company, to acquire certain assets used by Camelot in connection with its operation of South Cameron Memorial Hospital.  Under the Agreement, Pacer Management assumed certain obligations and liabilities of Camelot.  In consideration for the assets, Pacer issued 50,000,000 shares of its common stock, subject to a post-closing adjustment.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

(a)

Exhibits.

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 26, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 26, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 26, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 26, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 26, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 26, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 26, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 26, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 26, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K

On April 5, 2004, the Company filed a Report on Form 8-K reporting that on March 22, 2004, Pacer Health Management Corporation (“Pacer Management”), a Louisiana corporation and wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Camelot Specialty Hospital of Cameron, LLC (“Camelot”), a Louisiana limited liability company, to acquire certain assets used by Camelot in connection with its operation of South Cameron Memorial Hospital.  Under the Agreement, Pacer Management assumed certain obligations and liabilities of Camelot.  In consideration for the assets, the Company issued fifty million (50,000,000) shares of its common stock, subject to a post-closing adjustment.

On March 12, 2004, the Company filed a Report on Form 8-K reporting the change of the Company’s fiscal year end to December 31.

On February 11, 2004, the Company filed a Report on Form 8-K reporting the change on February 10, 2004 of the Company’s independent accountants to Ahearn Jasco + Company, P.A.  A related amendment to Form 8-K was filed on February 23, 2004.

On February 11, 2004, the Company filed a Report on Form 8-K reporting that on February 2, 2004, Pacer Health Management Corporation (“Pacer Management”), a Louisiana corporation and wholly-owned subsidiary of Pacer Health Corporation (“Pacer Health”) entered into a Management and Acquisition Agreement (the “Management Agreement”) with Camelot Specialty Hospital of Cameron, LLC, a subsidiary of Revival Healthcare, Inc., to manage the operations of South Cameron Memorial Hospital (the “Hospital”).

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized except with respect to the fact that this 10-QSB has not been reviewed as required under Rule 10-01(d) of Regulation S-X.

Dated: May 19, 2004	PACER HEALTH CORPORATION

By: /S/ Rainier Gonzalez
Rainier Gonzalez
President and Acting Chief
Financial Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Ranier Gonzalez, chief executive officer and acting chief financial officer, certify that:

1.

I have reviewed this form 10-QSB for the quarter ended March 31, 2004 of Pacer Health Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Omitted;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 19, 2004	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: President and Acting Chief
Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

#

#