Form 10QSB/A
period 2004-03-31
PACER HEALTH CORP
filed 2004-07-12
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

AMENDEMENT NO. 1 TO

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

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at July 9, 2004
Common Stock	565,482,228

#

TABLE OF CONTENTS

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
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2004

ASSETS

Current Assets
Cash	$ 17,225
Patient receivables, net	1,103,293
Other receivables	341,833
Prepaids and other	1,000
Total Current Assets	1,463,351

Property and Equipment, net	96,471

Other Assets
Debt issue costs, net	47,767
Goodwill, net	988,207
Other	275
Total Other Assets	1,036,249

Total Assets	$ 2,596,071

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 302,764
Settlement payable	38,757
Accrued wages	97,042
Accrued interest payable	22,310
Accrued expenses	232,359
Loan payable - related party	47,729
Notes payable	604,658
Payroll taxes payable	290,292
Medicare payable	987,299
Total Current Liabilities	2,623,210

Long Term Liabilities
Convertible debentures, net	725,333
Total Long Term Liabilities	725,333

Total Liabilities	3,348,543

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
564,882,228 shares issued and 561,882,228 outstanding	56,188
Common stock issuable (600,000 shares at par)	60
Additional paid in capital	2,291,456
Accumulated deficit	(2,748,126)
(400,422)
Less: Deferred loan commitment fee	(341,250)
Less: Deferred consulting	(10,800)
Total Stockholders' Deficiency	(752,472)

Total Liabilities and Stockholders' Deficiency	$ 2,596,071

See Accompanying Notes to Consolidated Financial Statements

#

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2004

	Three months ended March 31,
	2004	2003

Patient Services Revenues, net	$ 190,940	$ -

Operating Expenses
Advertising	5,110	-
Amortization of debt issue costs	7,233	-
Amortization of loan commitment fee	48,750	-
Bad debt expense	242,413	-
Depreciation	989	-
Insurance	90,626	-
Legal and professional fees	97,642	-
Rent	23,938	-
Salary and Wages	210,323
General and administrative	119,832	-
Total Operating Expenses	846,856	-

Loss from Operations	(655,916)	-

Other Income
Interest income	6,167	-
Total Other Income	6,167	-

Other Expense
Interest expense	(103,700)	-
Total Other Expense	(103,700)	-

Total Other Expense, net	(97,533)	-

Net Loss	$ (753,449)	$ -

Net Loss Per Share - Basic and Diluted	$ -	$ -

Weighted average number of shares outstanding
during the period - basic and diluted	512,743,574	-

See Accompanying Notes to Consolidated Financial Statements

#

PACER HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2004

	Three months ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$ (753,449)	$ -
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount to interest expense	14,082	-
Amortization of debt issue costs	7,233	-
Amortization of loan commitment fee	48,750	-
Bad debt expense	242,413	-
Depreciation	989	-
Stock issued for services	70,250	-
Stock issued for legal settlement	42,000	-
Recognition of beneficial conversion feature into interest
expense	67,308	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(76,424)	-
Other receivables	(45,449)	-
Prepaid	89,165	-
Other	(275)	-
Increase (decrease) in:
Settlement Payable	38,758	-
Accrued interest payable	22,310	-
Accrued wages payable	92,113	-
Accrued expenses	(2,861)	-
Net Cash Used in Operating Activities	(143,087)	-

Cash Flows from Investing Activities:
Acquisition of equipment	(1,632)	-
Cash paid in acquisition	(57,439)	-
Net Cash Used In Investing Activities	(59,071)	-

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	20,000	-
Repayments to loan payable - related party	(37,741)	-
Proceeds from issuance of convertible debenture	112,500	-
Net Cash Provided by Financing Activities	94,759	-

Net Decrease in Cash	$ (107,399)	$ -

Cash at Beginning of Period	124,624	-

Cash at End of Period	$ 17,225	$ -

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued for acquisition of Cameron (50,000,000
shares, see Notes 7 and 13(B))	$ 1,100,000	$ -
Common stock issued to settle note payable (25,000 shares, see	$ 500	$ -
Note 13(B))
Common stock issued in connection with deferred consulting
(600,000 shares, see Note 13(B))	$ 10,800	$ -

See Accompanying Notes to Consolidated Financial Statements

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For Quarter Ended March 31, 2004

(Unaudited)

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is Management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial Statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company’s Form 10-KSB.  Also, see Note 17 referencing the Company’s restatement of the audited consolidated financial statements and footnotes for the year ending December 31, 2003.

The Company has not presented the consolidated results or operations on cash flows for the three months ended March 31, 2003, since the Company was not formed until May 5, 2003.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc.(“Pacer”), a Florida corporation, has four subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), and Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004), Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003 and is a provider of healthcare services with a primary focus on skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), hospitals, psychiatric facilities and medical centers.  The Company owns and operates a medical treatment center in Miami, Florida, as well as a rural hospital, a rural health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana.  The Company is attempting to build a regional network of healthcare service facilities designed to provide healthcare services to various individuals.

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. is the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer.  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer.  Since Pacer Health Services, Inc. is the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000, subject to post-closing adjustments.  (See Note 7)

(B) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions, which may affect the reporting and disclosure of these transactions.  Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Significant estimates in 2004 include contractual allowances on revenues and related accounts receivable, bad debt allowance on accounts receivable, valuation of assets acquired and liabilities assumed in acquisitions, subsequent valuation and related impairment of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.

(C) Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(D) Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are capitalized; maintenance and repairs are charged to expense as incurred.  Gain or loss on disposition of property is recorded at the time of disposition.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings, 3 to 10 years for furniture, fixtures, and equipment and 3 to 5 years for vehicles, computer hardware, software, and communication systems.  Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

(E) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.  There were no impairment charges during the three months ended March 31, 2004.

(F) Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  There were no impairment charges during the three months ended March 31, 2004.

(G) Revenue Recognition and Accounts Receivable

In general, the Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, or product delivery has occurred, the sales price to the patient is fixed or determinable, and collectability is reasonably assured.  The Company also follows the industry specific revenue recognition criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations”.

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services provided by the Company (d/b/a AAA Medical Group) is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.  (See Note 3(A))

(ii) Revenues from Hospital Services

The Company’s Hospital (d/b/a South Cameron Memorial Hospital) has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

Medicare:  Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates.  These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.  Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology.  The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary.  The Hospital claims Medicare payments based on an interpretation of certain “disproportionate share” rules.

Medicaid:  Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology.  The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

The Hospital also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations.  The basis for payment to the Hospital under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Patient service revenue from hospital operations is recognized when the goods or services are provided to the patient and billed to the patient or third party payor.  Patient service revenue is reported net of estimated contractual allowances.  These third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements with the third party payors.  Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables.  Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates.  Receivables are written off when all legal actions have been exhausted.  (See Note 3)

(H) Stock Based Compensation

The Company currently has no stock-based compensation plans.  The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  There were no stock grants to employees during the three months ended March 31, 2004.

The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

There were no options or warrants granted during the three months ended March 31, 2004.

(I) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock.  At March 31, 2004, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share.  There is no calculation of fully diluted earnings per share in 2004 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.  At March 31, 2004, there were 3,000,000 shares previously issued as collateral that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net loss per share (see Note 13(C)).

(J) Segments

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.”  This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  The Company has two reportable segments; they include (i) AAA and (ii) Cameron (See Note 16)

Note 3  Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2004 was as follows:

Patient accounts receivable - Cameron	$3,015,055
Patient accounts receivable - AAA	6,736
Allowance for contractual discounts	(1,676,085)
Allowance for doubtful accounts	(242,413)
Patient Accounts Receivable, net	$1,103,293

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges.  The Company must estimate the total amount of these discounts to prepare its consolidated financial statements.  The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment.  The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms.  These interpretations sometimes result in payments that differ from the Company’s estimates.  Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.  Changes in estimates related to the allowance for contractual discounts affect revenues reported in period in which the change in estimate occurred.

During the three months ended March 31, 2004, the Company recorded a bad debt expense for doubtful accounts of $242,413.

Note 4  Other Receivables

Other receivables consist primarily of a property tax receivable and the State disproportionate share of Medicaid payments.  The property tax receivable consists of tax revenue levied by the Cameron Parish upon residents and businesses for the express purpose of subsidizing rural hospitals.  The State disproportionate receivable relates to disproportionate share payments.  Hospitals qualify for disproportionate share payments when their percentage of low-income patients exceeds 15%.  Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), our hospital in Cameron, Louisiana qualifies to receive disproportionate share payments.  These receivables come from governmental agencies.  All amounts due are typically remitted within a year.  The Company has determined that no allowance for doubtful accounts is required since historically these receivables are remitted in full on a timely basis.  Total other receivables were $341,833 at March 31, 2004.

Note 5  Property and Equipment, net

Equipment at March 31, 2004 is as follows:

Furniture and fixtures	$5,000
Equipment	123,939
Less: accumulated depreciation	(32,468)
Equipment, net	$96,471

Depreciation expense for the three months ended March 31, 2004 was $989.

Note 6 Debt Issue Costs, net

During the year ended December 31, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, LP (“Cornell”).  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 11(A) and 18).  The Company will record an asset of $55,000 as debt issue costs.  These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender.  The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning January 1, 2004.  During the three months ended March 31, 2004, amortization was $7,233.  The remaining balance at March 31, 2004 was $47,767.

See Note 11(A) for discussion of remaining portion of the $80,000, which is classified, as a $25,000 debt discount.

Note 7  Acquisitions and Goodwill

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  As required by SFAS 142, the Company has completed during fiscal 2003 certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31, or more frequently when events or circumstances indicate that impairment may have occurred.  There have been no impairment charges taken during the three months ended March 31, 2004.

On March 22, 2004 (the Acquisition Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the APA, the Company acquired the business and certain identifiable assets and assumed certain liabilities.  At the Acquisition Date, Cameron was a provider of healthcare services with a primary focus on hospitals, psychiatric facilities, and medical centers.  Cameron owns and operates a rural hospital, a rural health clinic, and a geriatric psychiatric center.  The Company will operate this hospital under the doing business as South Cameron Memorial Hospital.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  On the date of acquisition, the purchase price was $1,100,000, which is adjustable subject to post-closing adjustments.  The purchase price was paid with 50,000,000 shares of the Company’s common stock and valued at $.022 per share based on the average quoted trading price during the acquisition period.  The purchase price exceeded the fair value of net assets acquired by $443,183.  The excess has been applied to goodwill.  The Company expects that the goodwill will not be deductible for income tax purposes.  Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” Goodwill has an indefinite life and accordingly will not be amortized but will be reviewed periodically for impairment.  Additionally, the Company reviewed the amount recorded to goodwill and has determined that no impairment charge is required to be taken at March 31, 2004.

The results of operations of South Cameron Memorial Hospital are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Patient accounts receivable, net	$1,231,575
Other receivables	296,384
Prepaids and other	90,165
Property and equipment	83,431
Goodwill	443,183
Cash overdraft	(57,439)
Medicare payable	(987,299)

Purchase price	$1,100,000

See Note 14(B) for related common stock issuance of 50,000,000 shares for acquisition.

Total goodwill is comprised of the following:

Goodwill, net – AAA	$545,024
Goodwill, net – Cameron	443,183

Goodwill, net	$988,207

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cameron had occurred at May 5, 2003 (inception):

	Period Ended
	Three Months Ended March 31, 2004	May 5, 2003 (inception) to December 31, 2003
Net Revenues	$1,834,104	$7,311,244
Net (Loss) Income	$(185,066)	$(4,758)
Net (Loss) Income per Share – Basic	$(.01)	$-
Net (Loss) Income per Share – Diluted	$(.01)	$-

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at May 5, 2003 (inception) and is not intended to be a projection of future results.

Note 8  Loan Payable-Related Party

During the three months ended March 31, 2004, the Company received $20,000 and repaid $37,741 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  The advances received bear interest at 8%, are unsecured and due on demand.  The balance due to this related party at March 31, 2004 was $47,729.   (See Notes 12(A) and 14)

Note 9  Notes Payable

Notes payable assumed in the recapitalization of June 26, 2003 (see Note 2(A) totaled $604,658 and remains payable at March 31, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand (See Note 12(B)).

During the three months ended March 31, 2004, the Company recorded accrued interest for these notes totaling $22,310 with a corresponding charge to operations for related interest expense.

Note 10  Medicare Payable

In connection with the March 22, 2004 acquisition (see Note 7), the Company acquired a Medicare payable.  The Medicare payable consists of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.

At March 31, 2004, Medicare Payable was $987,299.

Note 11   Convertible Debentures and Standby Equity Distribution Agreement

(A)  Convertible Debentures, net

In December 2003, the Company executed a Securities Purchase Agreement whereby it shall issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement (“RRA”) requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement had to be filed by January 25, 2004 (the “Scheduled Filing Deadline”) and was actually filed prior to that date.  The registration statement must become effective within 90 days of the Scheduled Filing Date (the “Scheduled Effective Date”).  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  (See Note 17)

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 6 and 18).  The Company will record a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding (see reconciliation below).  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  During the three months ended March 31, 2004, amortization was $3,288.  The remaining balance at March 31, 2004 was $21,712.

See Note 6 for discussion of remaining portion of the $80,000, which is classified, as a $55,000 debt issue cost.

On January 30, 2004, pursuant to the Securities Purchase Agreement, the Company issued a convertible debenture totaling $125,000 to Cornell.  The debenture accrues interest at a rate of 5% per year and matures on January 30, 2006.  The debentures are convertible at the holder’s option until the maturity date and if not converted by that maturity date, the debentures will automatically convert.  The conversion price is equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

All debentures under the Securities Purchase Agreement not converted by their respective maturity date, shall automatically convert at the appropriate conversion rates discussed above.

However, as the Company has not met the Scheduled Effective Date under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of March 31, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company will record a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the three months ended March 31, 2004, amortization was $1,045.  The remaining balance at March 31, 2004 was $11,455.

During the three months ended March 31, 2004, the Company recorded accrued interest totaling $4,968 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, since the debenture was immediately convertible, the Company recognized a $67,308 interest expense for a beneficial conversion feature.  (See Note 13(C))

At March 31, 2004, the Company’s convertible debentures consisted of the following:

Convertible Debenture dated December 26, 2003	$250,000
Compensation Convertible Debenture dated December 29, 2003 (See Restated December 31, 2003 audited consolidated financial statements and Notes 11(B) and 18)	390,000
Convertible Debenture dated January 30, 2004	125,000
765,000
Less: debt discount	(39,667)
Convertible Debentures , net	$725,333

(B) Standby Equity Distribution Agreement

On December 26, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration Statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of March 31, 2004, the Company has not taken any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.  (See Note 13(B))

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under their SEDA.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

As of December 31, 2003, the Company had not recorded the liability associated with the compensation convertible debenture.  The Company will be restating its December 31, 2003 audited consolidated financial statements on Form 10-KSB (see Notes 6, 11(A), and 18).  These consolidated financial statements reflect the recording of this liability.

The commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred loan commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.

During the three months ended March 31, 2004, the Company recognized $48,750 as a loan commitment fee expense.  The remaining deferred balance at March 31, 2004 is $341,250.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  The Company had not recorded this at December 31, 2003 and will include this entry as part of the restated consolidated financial statements (see Note 18).  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration Statement filed pursuant to the Registration Rights Agreement dated December 26, 2004 effective.  Accordingly, the Company will record a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

During the three months ended March 31, 2004, the Company amortized $9,750 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.  The remaining $6,500 will be fully amortized as of May 31, 2004.

See Convertible Debentures, net reconciliation above in Note 11(A).

Note 12  Commitments and Contingencies

(A) Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder.  Under the terms of the agreement, this individual will serve as CEO and Chairman of the Board.  Compensation is set at $191,200 per annum (see Notes 8 and 14).

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on February 1, 2004 (see Note 13(A)), 3,000,000 shares on February 1, 2005 and 5,000,000 shares on February 1, 2006.

(B) Litigation

Pacer (f/k/a INFe), in an action filed in a Florida State court in February 2002, Pacer was accused of failing to pay certain legal fees.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004 (see Note 13(A)).

In an action filed in a Florida State court, Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer for a trial dated June 3, 2003, the former President of Pacer failed to appear in court to represent Pacer.  As a result of the failure to appear, Pacer received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects (See Note 9).

In an action filed in a Virginia State court,  Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer, the former President of Pacer signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, Pacer received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects (See Note 9).

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has reflected the settlement on its books during the three months ended March 31, 2004.

Prior to the recapitalization transaction with Pacer Health Services, Inc., Pacer (f/k/a INFe) had outstanding liabilities due to a news distribution company of $4,260.  The Company has since settled the amount owed.  Under the terms of the settlement, the Company will make scheduled payments commencing in April 2004 and terminating in September 2004.

In an action filed in a New Jersey State court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company.  The Company intended to vigorously assert all available defenses against the action.  However, the plaintiff agreed to settle the action for $14,000, one-half of which was paid in January and one-half in February 2004.

(C) Operating Lease

Total rent expense for the quarter ended March 31, 2004 was $23,938.  This includes rent expense for the corporate facility, medical treatment facility, rural hospital, and geriatric psychiatric center.

Note 13 Stockholders’ Deficiency

(A) Common Stock Issuances

On January 7, 2004, the Company issued 2,000,000 shares of its common stock at $.021 per share in connection with a settlement in order to terminate the services of a former consultant.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $42,000.

On January 7, 2004, the Company issued 476,190 shares of its common stock as a Placement Agent fee, having a fair value of $10,000 based on the quoted trading price on the grant date (see Note 11(B)).  The shares were treated as an offering cost and accordingly, the $10,000 was charged to additional paid-in capital.

On January 8, 2004, the Company’s President, Chief Executive Officer, and principal stockholder converted one share of preferred stock for 318,822,903 shares of common stock.  The conversion was accounted for at par.  The Company debited additional paid-in capital and credited common stock for $31,882 (see Note 14).

On January 27, 2004, the Company issued 1,600,000 shares of previously issuable common stock.  These shares were presented as issued at December 31, 2003 (see Note 12(B)).

On January 28, 2004, the Company issued 25,000 shares of its common stock valued at $.02 per share, based on the quoted trade price on the settlement date, to satisfy an outstanding note payable totaling $500.  Accordingly, there was no gain or loss on the exchange.

On February 4, 2004, the Company issued 2,000,000 shares of its common stock to its Vice President of Finance at $.02 per share in connection with an employment agreement (see Note 12(A)).  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $40,000 which was expensed.

On February 9, 2004, the Company issued 50,000 shares of its common stock to a consultant at $.025 per share in connection with a consulting agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $1,250 which was expensed.

On February 10, 2004, the Company issued 50,000,000 shares of its common stock in connection with the acquisition of net assets at $.022 per share (see Note 7).  The actual acquisition closed on March 22, 2004 is subject to certain post-closing adjustments.  The shares were valued based on the average quoted trading price of the Company’s common stock during the acquisition period and had a fair value of $1,100,000.

On February 23, 2004, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of net assets at $.029 per share (see Note 7).  The shares were paid to a consultant who assisted in finding Cameron as an acquisition candidate.  The actual acquisition closed on March 22, 2004.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $29,000 which was expensed.

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual would be entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  The shares are classified as common stock issuable at March 31, 2004 with a corresponding debit to deferred consulting fee (see Note 17).  The deferred consulting fee will be amortized evenly over the term of the six-month term of the agreement beginning April 1, 2004.

(B) Beneficial Conversion Feature

The Company recorded $67,308 of additional paid-in capital relating to a beneficial conversion feature (see Note 11(A)).

(C) Stock Held As Collateral

The Company previously issued 3,000,000 shares as collateral for a promissory note valued at $135,000.  The shares are deemed to be issued but not outstanding for purposes of computing net loss per share.

Note 14  Related Party Transactions

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder (see Notes 8 and 12(A)).

On January 8, 2004, the Company’s President and principal stockholder converted one share of preferred stock to 318,822,903 shares of common stock (see Note 13(B)).

During the three months ended March 31, 2004, the Company received $20,000 and repaid $37,741 to a related party who is both the President and principal stockholder of the Company (see Note 8).

During the three months ended March 31, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the quarter ended March 31, 2004, we incurred $5,110 of advertising services from this company.

Note 15  Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $753,449 and net cash used in operations $143,087 for the three months ended March 31, 2004, and a working capital deficiency of $1,159,859, stockholders’ deficiency of $752,472 and accumulated deficit of $2,748,126 at March 31, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.  However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying unaudited consolidated financial statements and the Company’s operations will be materially adversely affected.

Note 16  Segments

For the three months ended March 31, 2004, the Company operates in two reportable business segments - (1) hospital operations (Cameron) and (2) physical therapy and rehabilitation services (AAA). The hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The physical therapy and rehabilitation services segment operates a clinic that offers physical therapy, occupational medicine, pain management, chiropractic care and wellness services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2004 is as follows.

		For the Quarter Ended March 31, 2004

Net Revenues:
Hospital Operations		$152,843
Physical Therapy and Rehabilitation		38,097

Consolidated Net Revenue		$190,940

Operating Expenses:

Hospital Operations		$507,480
Physical Therapy and Rehabilitation		70,222

Consolidated Operating Expenses
		$846,856
Depreciation:
Hospital Operations		$645
Physical Therapy and Rehabilitation		344

Consolidated Depreciation		$989

Interest Expense:

Hospital Operations		$103,700
Physical Therapy and Rehabilitation		0

Consolidated Interest Expense		$103,700

Net Loss:

Hospital Operations		$(354,637)
Physical Therapy and Rehabilitation		(32,125)

Net Income( Loss)	$	$ (753,449)

Total Assets at March 31, 2004:
Hospital Operations		$1,980,200
Physical Therapy and Rehabilitation		560,548

Consolidated Asset Total		$2,596,071

Note 17  Subsequent Events

On April 1, 2004, 600,000 shares of previously issuable common stock were issued to a consultant (see Note 14(B)).

On June 7, 2004, the Company issued an aggregate 200,000 shares of its common stock to two separate individuals for web development services rendered.  The shares were valued at $.025 per share based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $5,000 which was expensed.

On April 24, 2004, the Company began accruing liquidating damages in connection with a Registration Rights Agreement (see Note 11(A)).

Note 18  Restatement

In June 2004, management became aware of certain matters that require the restatement of the December 31, 2003 audited consolidated financial statements presented in Form 10-KSB.  The following reflects what will be restated in the December 31, 2003 audited consolidated financial statements and footnotes:

A.

Reclassification of $80,000 in debt issue costs previously expensed at December 31, 2003 (See Notes 6 and 11(A))

B.

Recording a liability and deferred commitment fee (component of equity) for $390,000 related to a compensation convertible debenture with Cornell (See Note 11(B))

C.

Recording a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture (See Note 11(B))

The above items have been recorded retroactive to December 31, 2003 and as such, the accompanying unaudited consolidated financial statements and footnotes reflect these adjustments.

As a result of the restatement, the Company’s restated December 31, 2003 audited consolidated financial statements will reflect a reduction in net loss of $80,000 and corresponding increases to debt issue costs of $55,000 and debt discount of $25,000, a net increase in long term liabilities of $373,750 (includes debt discount associated with beneficial conversion feature netted against the $390,000) and an increase in deferred loan commitment fees (contra equity) of $390,000.

#

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Form 10-KSB and the following:

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

General

We are a provider of healthcare services with a primary focus on skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), hospitals, psychiatric facilities and medical centers.  Our strategic business plan contemplates the acquisition of hospitals, SNFs, ALFs, and medical treatment centers and subsequently consolidating and managing them under one central team.  We believe the healthcare industry will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services.  We further believe that the healthcare industry is highly fragmented and there are many facilities currently available for acquisition which have a low relatively price-earnings ratio.

On June 26, 2003, INFe, Inc. n/k/a Pacer Health Corporation(“INFe”) completed a reverse merger with Pacer Health Corporation n/k/a Pacer Health Services, Inc. (“Pacer”) accounted for under the purchase method with Pacer being the accounting acquiror.  In the reverse merger, INFe issued to the sole shareholder of Pacer approximately 111.6 million shares of common stock and 1 share of preferred stock, which has since been converted into 318.8 million shares of common stock.  The reverse merger resulted in the former sole Pacer shareholder owning approximately 90% of the shares of the common stock of Pacer following the merger and the conversion of the preferred stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

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

The net book value of goodwill at March 31, 2004 totaled $988,207.  This amount is after a goodwill impairment charge of $200,000, which was recorded in June 2003 related to the AAA acquisition.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition.  We are also required by SFAS 142 to complete impairment tests on goodwill.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $753,449 and net cash used in operations $143,087 for the three months ended March 31, 2004, and a working capital deficiency of $1,159,859, stockholders’ deficiency of $752,472 and accumulated deficit of $2,748,126 at March 31, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.

However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying unaudited consolidated financial statements and the Company’s operations will be materially adversely affected.

Restatement of December 31, 2003 Financial Statements

In June 2004, management became aware of certain matters that require the restatement of the December 31, 2003 audited consolidated financial statements presented in Form 10-KSB.  The following reflects what will be restated in the December 31, 2003 audited consolidated financial statements and footnotes:

A.

Reclassification of $80,000 in debt issue costs previously expensed at December 31, 2003

B.

Recording a liability and deferred commitment fee (component of equity) for $390,000 related to a compensation convertible debenture with Cornell

C.

Recording a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture

The above items have been recorded retroactive to December 31, 2003 and as such, the accompanying unaudited consolidated financial statements and footnotes reflect these adjustments.

As a result of the restatement, the Company’s restated December 31, 2003 audited consolidated financial statements will reflect a reduction in net loss of $80,000 and corresponding increases to debt issue costs of $55,000 and debt discount of $25,000, a net increase in long term liabilities of $373,750 (includes debt discount associated with beneficial conversion feature netted against the $390,000) and an increase in deferred loan commitment fees (contra equity) of $390,000.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes.  The Company also reviews its goodwill for possible impairment; such impairment was determined to exist as of June 30, 2003, and goodwill related to the AAA acquisition was written down by $200,000.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations and franchising.

Intangible Assets

Intangible assets at March 31, 2004 consistsedof the following:

Goodwill, net - AAA	$545,024
Goodwill, net – Cameron	443,183

Goodwill, net	$988,207

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; the Company incurred $40,000 of such charges in the quarter ended March 31, 2004.

Patient Service Revenue Recognition

In general, the Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, or product delivery has occurred, the sales price to the patient is fixed or determinable, and collectability is reasonably assured.  The Company also follows the industry specific revenue recognition criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations”.

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services provided by the Company (d/b/a AAA Medical Group) is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.

(ii) Revenues from Hospital Services

The Company’s Hospital (d/b/a South Cameron Memorial Hospital) has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

Medicare:  Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates.  These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.  Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology.  The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary.  The Hospital claims Medicare payments based on an interpretation of certain “disproportionate share” rules.

Medicaid:  Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology.  The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

The Hospital also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations.  The basis for payment to the Hospital under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Patient service revenue from hospital operations is recognized when the goods or services are provided to the patient and billed to the patient or third party payor.  Patient service revenue is reported net of estimated contractual allowances.  These third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements with the third party payors.  Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables.  Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates.  Receivables are written off when all legal actions have been exhausted.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2004 was as follows:

Patient accounts receivable - Cameron	$3,015,055
Patient accounts receivable - AAA	6,736
Allowance for contractual discounts	(1,676,085)
Allowance for doubtful accounts	(242,413)
Patient Accounts Receivable, net	$1,103,293

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges.  The Company must estimate the total amount of these discounts to prepare its consolidated financial statements.  The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment.  The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms.  These interpretations sometimes result in payments that differ from the Company’s estimates.  Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.  Changes in estimates related to the allowance for contractual discounts affect revenues reported in period in which the change in estimate occurred.

During the three months ended March 31, 2004, the Company recorded a bad debt expense for doubtful accounts of $242,413.

Results Of Operations For The Three Months Ended March 31, 2004.

Revenue

Revenue for the three months ended March 31, 2004, were $190,940.  As the Company began operations in May 2003, there is no comparable amount for 2003.  The revenues are for net patient services at 3 locations.  We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for the three months ended March 31, 2004, were $846,856.  As the Company began operations in May 2003, there is no comparable amount for 2003.  In the first three months ended March 31, 2004, operating expenses consisted of $210,323 in salaries and wages, $119,832 in general and administrative expenses, $5,110 in advertising expenses, $55,983 in amortization expenses, $242,413 in bad debt expenses, $989 in depreciation expense, $90,626 in insurance expenses, $97,642 in professional fees, and $23,938 in occupancy expenses.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we will be operating for a full year and have expanded operations.

Interest Expense

Interest Expense for the quarter ended March 31, 2004 was $103,700.  This consisted primarily of interest on various outstanding notes payable,beneficial conversion feature on the $125,000 convertible debenture and the amortization debt discount.

Net Loss

The net loss for the three months ended March 31, 2004, was $753,449.  The loss is primarily attributable to operating expenses.

Segments

For the three months ended March 31, 2004, the Company operates in two reportable business segments - (1) hospital operations (Cameron) and (2) physical therapy and rehabilitation services (AAA). The hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The physical therapy and rehabilitation services segment operates a clinic that offers physical therapy, occupational medicine, pain management, chiropractic care and wellness services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2004 is as follows.

		For the Quarter Ended March 31, 2004

Net Revenues:
Hospital Operations		$152,843
Physical Therapy and Rehabilitation		38,097

Consolidated Net Revenue		$190,940

Operating Expenses:

Hospital Operations		$507,480
Physical Therapy and Rehabilitation		70,222

Consolidated Operating Expenses
		$846,856
Depreciation:
Hospital Operations		$645
Physical Therapy and Rehabilitation		344

Consolidated Depreciation		$989

Interest Expense:

Hospital Operations		$103,700
Physical Therapy and Rehabilitation		0

Consolidated Interest Expense		$103,700

Net Loss:

Hospital Operations		$(354,637)
Physical Therapy and Rehabilitation		(32,125)

Net Income( Loss)	$	$ (753,449)

Total Assets at March 31, 2004:
Hospital Operations		$1,980,200
Physical Therapy and Rehabilitation		560,548

Consolidated Asset Total		$2,596,071

Liquidity And Capital Resources

We had cash of $17,255 at March 31, 2004.  Net cash used in operations was $107,399.  This excludes the non-cash acquisition of certain assets of Camelot Specialty Hospital of Cameron, LLC by Pacer Health Management Corporation.

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

In December 2003, the Company executed a Securities Purchase Agreement whereby it may issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement had to be filed by January 25, 2004 (the “Scheduled Filing Deadline”) and was actually filed prior to that date.  The registration statement must become effective within 90 days of the Scheduled Filing Date (the “Scheduled Effective Date”).  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.

Pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company during December 2003.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB.  The Company will record a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  During the three months ended March 31, 2004, amortization was $3,288.  The remaining balance at March 31, 2004 was $21,712.

On January 30, 2004, pursuant to the Securities Purchase Agreement, the Company issued a convertible debenture totaling $125,000 to Cornell.  The debenture accrues interest at a rate of 5% per year and matures on January 30, 2006.  All of the debentures are convertible at the holder’s option until the maturity date and if not converted by that maturity date, the debentures will automatically convert.  The conversion price is equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.   Cornell is obligated to purchase an additional $125,000 of convertible debentures upon the Securities and Exchange Commission declaring the registration statement effective.

All debentures under the Securities Purchase Agreement not converted by their respective maturity date, shall automatically convert at the appropriate conversion rates discussed above.

However, as the Company has not met the Scheduled Effective Date under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of March 31, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company will record a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the three months ended March 31, 2004, amortization was $1,045.  The remaining balance at March 31, 2004 was $11,455.  During the three months ended March 31, 2004, the Company recorded accrued interest totaling $4,968 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, since the debenture was immediately convertible, the Company recognized a $67,308 interest expense for a beneficial conversion feature.

On December 26, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration Statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of March 31, 2004, the Company has not taken any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under their SEDA.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

As of December 31, 2003, the Company had not recorded the liability associated with the compensation convertible debenture.  The Company will be restating its December 31, 2003 audited consolidated financial statements on Form 10-KSB.  These consolidated financial statements reflect the recording of this liability.

The commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred loan commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.

During the three months ended March 31, 2004, the Company recognized $48,750 as a loan commitment fee expense.  The remaining deferred balance at March 31, 2004 is $341,250.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  The Company had not recorded this at December 31, 2003 and will include this entry as part of the restated consolidated financial statements.  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares effective the registration Statement filed pursuant to the Registration Rights Agreement dated December 26, 2004.  Accordingly, the Company will record a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

During the three months ended March 31, 2004, the Company amortized $9,750 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.  The remaining $6,500 will be fully amortized as of May 31, 2004.

In connection with the March 22, 2004 acquisition, the Company acquired a Medicare payable.  The Medicare payable consists of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  At March 31, 2004, Medicare Payable was $987,299.

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

#

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Pacer (f/k/a INFe), in an action filed in a Florida State court in February 2002, Pacer was accused of failing to pay certain legal fees.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004 .

In an action filed in a Florida State court, Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer for a trial dated June 3, 2003, the former President of Pacer failed to appear in court to represent Pacer.  As a result of the failure to appear, Pacer received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects .

In an action filed in a Virginia State court,  Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer, the former President of Pacer signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, Pacer received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects .

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has reflected the settlement on its books during the three months ended March 31, 2004.

Prior to the recapitalization transaction with Pacer Health Services, Inc., Pacer (f/k/a INFe) had outstanding liabilities due to a news distribution company of $4,260.  The Company has since settled the amount owed.  Under the terms of the settlement, the Company will make scheduled payments commencing in April 2004 and terminating in September 2004.

In an action filed in a New Jersey State court, the Company was accused of breach of contract by the former broker initially engaged to facilitate an acquisition for the Company.  The Company intended to vigorously assert all available defenses against the action.  However, the plaintiff agreed to settle the action for $14,000, one-half of which was paid in January and one-half in February 2004.

ITEM 2.  CHANGES IN SECURITIES.

On January 7, 2004, the Company issued 2,000,000 shares of its common stock at $.021 per share in connection with a settlement in order to terminate the services of a former consultant.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $42,000.

On January 7, 2004, the Company issued 476,190 shares of its common stock as a Placement Agent fee, having a fair value of $10,000 based on the quoted trading price on the grant date.  The shares were treated as an offering cost and accordingly, the $10,000 was charged to additional paid-in capital.

On January 8, 2004, the Company’s President, Chief Executive Officer, and principal stockholder converted one share of preferred stock for 318,822,903 shares of common stock.  The conversion was accounted for at par.  The Company debited additional paid-in capital and credited common stock for $31,882.

On January 27, 2004, the Company issued 1,600,000 shares of previously issuable common stock.  These shares were presented as issued at December 31, 2003 .

On January 28, 2004, the Company issued 25,000 shares of its common stock valued at $.02 per share, based on the quoted trade price on the settlement date, to satisfy an outstanding note payable totaling $500.  Accordingly, there was no gain or loss on the exchange.

On February 4, 2004, the Company issued 2,000,000 shares of its common stock to its Vice President of Finance at $.02 per share in connection with an employment agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $40,000 which was expensed.

On February 9, 2004, the Company issued 50,000 shares of its common stock to a consultant at $.025 per share in connection with a consulting agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $1,250 which was expensed.

On February 10, 2004, the Company issued 50,000,000 shares of its common stock in connection with the acquisition of net assets at $.022 per share.  The actual acquisition closed on March 22, 2004 is subject to certain post-closing adjustments.  The shares were valued based on the average quoted trading price of the Company’s common stock during the acquisition period and had a fair value of $1,100,000.

On February 23, 2004, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of net assets at $.029 per share.  The shares were paid to a consultant who assisted in finding Cameron as an acquisition candidate.  The actual acquisition closed on March 22, 2004.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $29,000 which was expensed.

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual would be entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  The shares are classified as common stock issuable at March 31, 2004 with a corresponding debit to deferred consulting fee.  The deferred consulting fee will be amortized evenly over the term of the six-month term of the agreement beginning April 1, 2004.

ITEM 3. DEFAULT ON SENIOR SECURITIES

In December 2003, the Company executed a Securities Purchase Agreement whereby it may issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement had to be filed by January 25, 2004 (the “Scheduled Filing Deadline”) and was actually filed prior to that date.  The registration statement must become effective within 90 days of the Scheduled Filing Date (the “Scheduled Effective Date”).  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.

On January 30, 2004, pursuant to the Securities Purchase Agreement, the Company issued a convertible debenture totaling $125,000 to Cornell.  The debenture accrues interest at a rate of 5% per year and matures on January 30, 2006.  All of the debentures are convertible at the holder’s option until the maturity date and if not converted by that maturity date, the debentures will automatically convert.  The conversion price is equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.   Cornell is obligated to purchase an additional $125,000 of convertible debentures upon the Securities and Exchange Commission declaring the registration statement effective.

All debentures under the Securities Purchase Agreement not converted by their respective maturity date, shall automatically convert at the appropriate conversion rates discussed above.

However, as the Company has not met the Scheduled Effective Date under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

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

(B) REPORTS ON FORM 8-K

On June 3, 2004, the Company filed a Report on Form 8-K reporting the change on February 10, 2004 of the Company’s independent accountants to Salberg and Company, P.A.

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

On February 11, 2004, the Company filed a Report on Form 8-K reporting the change on February 10, 2004 of the Company’s independent accountants to Ahern Jasco & Company, P.A.  A related amendment to Form 8-K was filed on February 23, 2004.

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

Dated: July 12, 2004	PACER HEALTH CORPORATION

By: /S/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Ranier Gonzalez, chief executive officer, certify that:

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

Date: July 12, 2004	By: /s/ Ranier Gonzalez
Name: Ranier Gonzalez
Title: President and Chief
Executive Officer

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

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, chief financial officer, certify that:

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

Date: July 12, 2004	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 12, 2004	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: President and Chief
Executive Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pacer Health Corporation and will be retained by Pacer Health Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

#

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 12, 2004	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pacer Health Corporation and will be retained by Pacer Health Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

#