Form 10QSB
period 2004-06-30
PACER HEALTH CORP
filed 2004-09-13
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at September 10, 2004
Common Stock	565,682,228

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

Consolidated Balance Sheet

June 30, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$ 204,808
Patient receivables, net	603,795
Other receivables	341,833
Deposits	76,275
Total Current Assets	1,226,711

Equipment, net	124,429

Other Assets
Debt issue costs, net	40,911
Goodwill, net	1,282,280
Total Other Assets	1,323,191

Total Assets	$ 2,674,331

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$ 8,219
Accounts payable	627,838
Settlement payable	31,757
Accrued wages	141,803
Accrued interest payable	57,734
Accrued expenses	232,448
Accrued liquidated damages	15,000
Loan payable - related party	48,228
Notes payable	604,658
Payroll taxes payable	290,292
Medicare payable	987,299
Total Current Liabilities	3,045,276

Long Term Liabilities
Convertible debentures, net	736,506
Total Long Term Liabilities	736,506

Total Liabilities	3,781,782

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
565,682,228 shares issued, 562,682,228 outstanding	56,268
Additional paid in capital	2,295,936
Accumulated deficit	(3,161,755)
(809,551)
Less: Deferred loan commitment fee	(292,500)
Less: Deferred consulting	(5,400)
Total Stockholders' Deficiency	(1,107,451)

Total Liabilities and Stockholders' Deficiency	$ 2,674,331

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements Of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Patient Services Revenues, net	$ 2,516,137	$ 38,211	$ 2,707,077	$ 38,211

Operating Expenses
Advertising	5,193	8,011	10,303	8,011
Amortization of debt issue costs	6,856	-	14,089	-
Amortization of loan commitment fee	48,750	-	97,500	-
Bad debt expense	873,768	-	1,116,181	-
Depreciation	5,387	222	6,376	222
Insurance	173,250	270	263,876	270
Legal and professional fees	75,043	7,200	172,685	7,200
Rent	202,098	2,250	226,036	2,250
Salary and Wages	790,245	7,000	1,000,568	7,000
General and administrative	698,135	21,531	817,967	21,531
Total Operating Expenses	2,878,725	46,484	3,725,581	46,484

Loss from Operations	(362,588)	(8,273)	(1,018,504)	(8,273)

Other Income
Other income	2,799	-	8,966	-
Total Other Income	2,799	-	8,966	-

Other Expense
Interest expense	(49,677)	-	(153,377)	-
Other expense	(4,161)	-	(4,161)	-
Goodwill Impairment	-	(200,000)	-	(200,000)
Total Other Expense	(53,838)	(200,000)	(157,538)	(200,000)

Total Other Expense, net	(51,039)	(200,000)	(148,572)	(200,000)

Net Loss	$ (413,627)	$ (208,273)	$ (1,167,076)	$ (208,273)

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	562,517,393	12,937,552	536,146,967	12,937,552

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$ (1,167,076)	$ (208,273)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of debt discount to interest expense	25,257	-
Amortization of debt issue costs	14,089	-
Amortization of loan commitment fee	97,500	-
Bad debt expense	1,116,181	-
Depreciation	6,376	222
Stock issued for services	74,751	-
Stock issued for legal settlement	42,000	-
Recognition of beneficial conversion feature into
interest expense	67,308	-
Recognition of stock based consulting fees	5,400	-
Impairment of goodwill	-	200,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(719,767)	3,942
Other receivables	(45,449)	-
Prepaid	13,890	-
Increase (decrease) in:
Accounts payable	294,524	-
Settlement payable	31,757	-
Accrued interest payable	57,734	-
Accrued wages payable	136,875	-
Accrued liquidating damages	15,000	-
Accrued expenses	(2,773)	(1,000)
Net Cash Provided by Operating Activities	63,577	(5,109)

Cash Flows from Investing Activities:
Acquisition of equipment	(4,432)	-
Net Cash Used in Investing Activities	(4,432)	-

Cash Flows from Financing Activities:
Cash overdraft	(74,220)	-
Proceeds from loan payable - related party	20,000	10,500
Repayments to loan payable - related party	(37,241)	-
Proceeds from issuance of convertible debenture	112,500	-
Net Cash Provided by Financing Activities	21,039	10,500

Net Increase in Cash	$ 80,184	$ 5,391

Cash at Beginning of Period	124,624	-

Cash at End of Period	$ 204,808	$ 5,391

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued for acquisition of Cameron (50,000,000
shares, see Notes 7 and 13(A))	$ 1,100,000	$ -
Common stock issued to settle note payable (25,000 shares, see	$ 500	$ -
Note 13(A))
Common stock issued in connection with deferred consulting
(600,000 shares, see Note 13(A))	$ 10,800	$ -
Equipment acquired and financed through accounts payable	$ 30,545	$ -
Acquisition of AAA in exchnage for note payable	$ -	$ 800,000

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2004

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

It is Management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments and nonrecurring adjustments for the acquisition of a business) have been made which are necessary for a fair consolidated financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc.(“Pacer”), a Florida corporation, has five subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004) and Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004). Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003 and is a provider of healthcare services with a primary focus on skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), hospitals, psychiatric facilities and medical centers.  The Company owns and operates a medical treatment center in Miami, Florida, as well as a rural hospital, a rural health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana.  Additionally, the Company manages a rural hospital and nursing home in Green County, Georgia.  The Company is attempting to build a regional network of healthcare service facilities designed to provide healthcare services to various individuals.

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

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000, subject to post-closing adjustments.  (See Note 7)

On June 24, 2004, the Company entered into a binding letter of intent to manage the operations and subsequently purchase Minnie G. Boswell Memorial Hospital in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as determined and ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any management fees due to Pacer.  Furthermore, the Board of County Commissioners of Greene County, Georgia has agreed to fund the first three months of hospital operations, up to a maximum of $2,000,000.  The purchase will consummate upon approval by the Attorney General in the State of Georgia in accordance with the Georgia Hospital Acquisition Act (See Note 7)

(B) Use of Estimates

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

(E) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.  There were impairment charges of $0 and $200,000 recorded during the six months ended June 30, 2004 and 2003, respectively.

(F) Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  There were no impairment charges taken during the six months ended June 30, 2004 and 2003.

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

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services provided by the Company (d/b/a AAA Medical Group) is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.  (See Note 3)

(ii) Revenues from Hospital Services

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

The Company currently has no stock-based compensation plans.  The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  There were no stock grants to employees during the six months ended June 30, 2004.

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

There were no options or warrants granted during the six months ended June 30, 2004.

(I) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock.  At June 30, 2004, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share.  There is no calculation of fully diluted earnings per share in 2004 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.  At June 30, 2004, there were 3,000,000 shares previously issued as collateral that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net loss per share (see Note 13(C)).

(J) Segments

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.”  This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  The Company has two reportable segments; they include (i) Physical Therapy and Rehabilitation and (ii) Hospital Operations. (See Note 16)

Note 3  Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2004 was as follows:

Patient accounts receivable - Cameron	$2,468,285
Patient accounts receivable - AAA	5,325
Allowance for contractual discounts	(1,018,660)
Allowance for doubtful accounts	(851,155)
Patient Accounts Receivable, net	$603,795

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

During the six months ended June 30, 2004 and 2003, the Company recorded a bad debt expense for doubtful accounts of $851,155 and $0, respectively.

Additionally, during the six months ended June 30, 2004, the Company recorded a bad debt expense of $265,026 relating to certain accounts payable, not assumed in the acquisition (See Note 7), paid by the Company on behalf of the prior seller of the Cameron entity.  The Company has determined that the recovery of these funds is doubtful.

Note 4  Other Receivables

Other receivables consist primarily of a property tax receivable and the State disproportionate share of Medicaid payments.  The property tax receivable consists of tax revenue levied by the Cameron Parish upon residents and businesses for the express purpose of subsidizing rural hospitals.  The State disproportionate receivable relates to disproportionate share payments.  Hospitals qualify for disproportionate share payments when their percentage of low-income patients exceeds 15%.  Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the Company’s hospital in Cameron, Louisiana qualifies to receive disproportionate share payments.  These receivables come from governmental agencies.  All amounts due are typically remitted within a year.  The Company has determined that no allowance for doubtful accounts is required since historically these receivables are remitted in full on a timely basis.  Total other receivables were $341,833 at June 30, 2004.

Note 5  Property and Equipment, net

Equipment at June 30, 2004 is as follows:

Furniture and fixtures	$5,000
Equipment	127,508
Less: accumulated depreciation	(8,079)
Equipment, net	$124,429

Depreciation expense for the six months ended June 30, 2004 and 2003 was $6,376 and $222, respectively.

Note 6 Debt Issue Costs, net

During the year ended December 31, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, LP (“Cornell”).  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 11(A) and 18).  The Company will record an asset of $55,000 as debt issue costs.  These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender.  The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning January 1, 2004.  During the six months ended June 30, 2004, amortization was $14,089.  The remaining balance at June 30, 2004 was $40,911.

On January 30, 2004, the Company issued a $125,000 convertible debenture to Cornell.  The Company will record a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the six months ended June 30, 2004, amortization was $2,603.  The remaining balance at June 30, 2004 was $9,897.  During the six months ended June 30, 2004, the Company recorded accrued interest totaling $6,247 with a corresponding charge to operations for related interest expense.

See Note 11(A) for discussion of remaining portion of the $80,000, which is classified as a $25,000 debt discount.

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  As required by SFAS 142, the Company has completed during fiscal 2003 certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31, or more frequently when events or circumstances indicate that impairment may have occurred.  There have been no impairment charges taken during the six months ended June 30, 2004 and 2003.

On March 22, 2004 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the Asset Purchase Agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities.  At the Acquisition Date, Cameron was a provider of healthcare services with a primary focus on hospitals, psychiatric facilities, and medical centers.  Cameron owns and operates a rural hospital, a rural health clinic, and a geriatric psychiatric center.  The Company operates this hospital under the doing business as South Cameron Memorial Hospital.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  On the Acquisition Date, the purchase price was $1,100,000, which is adjustable subject to post-closing adjustments.  The purchase price was paid with 50,000,000 shares of the Company’s common stock and valued at $.022 per share based on the average quoted trading price during the acquisition period.  The purchase price exceeded the fair value of net assets acquired by $737,256.  The excess has been applied to goodwill.  The Company expects that the goodwill will not be deductible for income tax purposes.  Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” Goodwill has an indefinite life and accordingly will not be amortized but will be reviewed periodically for impairment.  During the three months ended June 30, 2004, the Company’s continued evaluation of the purchase price allocation revealed that an additional $294,073 in goodwill should be recorded primarily based on a revaluation of patient receivables acquired.  The Company is currently in the process of having a formal valuation performed for the acquired assets and further adjustments to the purchase price allocation may be necessary during the allocation period.  Additionally, the Company reviewed the amount recorded to goodwill and has determined that no impairment charge is required to be taken at June 30, 2004.

The results of operations of South Cameron Memorial Hospital are included in the consolidated results of operations of the Company from the Acquisition Date.

The revised allocation of the fair value of the assets acquired and liabilities assumed as of June 30, 2004 which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Patient accounts receivable, net	$962,502
Other receivables	296,384
Prepaids and other	90,165
Property and equipment	83,431
Goodwill	737,256
Cash overdraft	(82,439)
Medicare payable	(987,299)

Purchase price	$1,100,000

See Note 13(A) for related common stock issuance of 50,000,000 shares for acquisition.

Total consolidated goodwill is comprised of the following:

Goodwill, net – AAA	$545,024
Goodwill, net – Cameron	737,256

Goodwill, net	$1,282,280

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cameron had occurred at May 5, 2003 (inception):

	Period Ended
	Six Months Ended June 30, 2004	May 5, 2003 (inception) to December 31, 2003
Net Revenues	$2,707,077	$7,311,244
Net (Loss) Income	$(1,167,076)	$(4,758)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at May 5, 2003 (inception) and is not intended to be a projection of future results.

On June 24, 2004, the Company entered into a binding letter of intent to manage the operations and subsequently purchase Minnie G. Boswell Memorial Hospital (“MGBMH”) in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as determined and ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any management fees due to Pacer.  Furthermore, the Board of County Commissioners of Greene County, Georgia has agreed to fund the first three months of hospital operations, up to a maximum of $2,000,000.  The purchase will consummate upon approval by the Attorney General of the State of Georgia in accordance with the Georgia Hospital Acquisition Act.

At June 30, 2004, the Company was managing the operations of MGBMH pursuant to the terms of an Offer Letter and an interim services agreement to be executed.  The Company agreed to manage the day to day operations of MGBMH until the purchase is consummated.  The term of the interim services agreement, as dictated in the Offer Letter,  is for an initial term of 18 months or until the purchase transaction is consummated.  The agreement can be renewed for an additional 18 months if the purchase is not completed pursuant to the Georgia Hospital Acquisition Act.  The County will pay the Company a monthly service fee which has yet to be determined.  All service fees are being deferred and will be used to offset the final purchase price.  Upon the purchase of MGBMH, the Company shall waive any deferral fees under the terms of the interim services agreement.

Note 8  Loan Payable-Related Party

During the six months ended June 30, 2004, the Company received $20,000 and repaid $37,241 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  The advances received bear interest at 8%, are unsecured and due on demand.  The balance due to this related party at June 30, 2004 was $48,229 and related accrued interest was $1,669.   (See Notes 12(A) and 14)

Note 9  Notes Payable

Notes payable assumed in the recapitalization of June 26, 2003 (see Note 2(A)) totaled $604,658 and remains payable at June 30, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand.

During the six months ended June 30, 2004, the Company recorded accrued interest for these notes totaling $33,424 with a corresponding charge to operations for related interest expense.

Note 10  Medicare Payable

In connection with the March 22, 2004 acquisition of Cameron (see Note 7), the Company acquired a Medicare payable totaling $987,299.  The Medicare payable consisted of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.

Note 11   Convertible Debentures and Standby Equity Distribution Agreement

(A)  Convertible Debentures, net

In December 2003, the Company executed a Securities Purchase Agreement whereby it shall issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline.  The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of June 30, 2004, the Company has accrued $15,000 in liquidated damages.  However, the lender has not yet demanded payment of the liquidated damages.

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 6 and 18).  The Company will record a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding (see reconciliation below).  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  During the six months ended June 30, 2004, amortization was $6,404.  The remaining balance at June 30, 2004 was $18,596.

See Note 6 for discussion of remaining portion of the $80,000, which is classified as a $55,000 debt issue cost.

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

However, as the Company has not met the required effective date deadline under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of June 30, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company recorded a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the six months ended June 30, 2004, amortization was $2,603.  The remaining balance at June 30, 2004 was $9,897.

During the six months ended June 30, 2004, the Company recorded accrued interest with respect to this convertible debenture totaling $6,247 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, since the debenture was immediately convertible, the Company recognized a $67,308 interest expense for a beneficial conversion feature.  (See Note 13(B))

At June 30, 2004, the Company’s convertible debentures consisted of the following:

Convertible Debenture dated December 26, 2003	$250,000
Compensation Convertible Debenture dated December 29, 2003 (See Restated December 31, 2003 audited consolidated financial statements and Notes 11(B) and 18)	390,000
Convertible Debenture dated January 30, 2004	125,000
765,000
Less: debt discount	(28,494)
Convertible Debentures , net	$736,506

(B) Standby Equity Distribution Agreement

On December 26, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of June 30, 2004, the registration statement relating to the SEDA was not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 26, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock during 2004.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.  (See Note 13(A))

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under their SEDA.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

As of December 31, 2003, the Company had not recorded the liability associated with the $390,000 compensation convertible debenture.  The Company will be restating its December 31, 2003 audited consolidated financial statements on Form 10-KSB (see Notes 6, 11(A), and 18).  These consolidated financial statements reflect the recording of this liability.

The commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred loan commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.

During the six months ended June 30, 2004, the Company recognized $97,500 as a loan commitment fee expense.  The remaining deferred balance at June 30, 2004 is $292,500.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  The Company had not recorded this at December 31, 2003 and will include this entry as part of the restated consolidated financial statements (see Note 18).  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration statement filed pursuant to the Registration Rights Agreement dated December 26, 2003 effective.  Accordingly, the Company will record a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

During the six months ended June 30, 2004, the Company amortized $16,250 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.

See Convertible Debentures, net reconciliation above in Note 11(A).

Note 12  Commitments and Contingencies

(A) Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with Rainier Gonzalez, its President and principal stockholder.  Under the terms of the agreement, this individual will serve as CEO and Chairman of the Board.  Compensation is set at $192,500 per annum (see Notes 8 and 14).

On February 1, 2004, the Company entered into an employment agreement with David Byrns to serve as its Vice President of Finance.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on February 1, 2004 (see Note 13(A)), 3,000,000 shares on February 1, 2005 and 5,000,000 shares on February 1, 2006 (see Note 14).

On July 5, 2004, the Company entered into an employment agreement with John Chi to serve as its Chief Financial Officer.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on July 5, 2005, 3,000,000 shares on July 5, 2006 and 5,000,000 shares on July 5, 2007 (see Notes 14 and 17).

(B) Litigation

Pacer (f/k/a INFe), in an action filed in a Florida State court in February 2002, Pacer was accused of failing to pay certain legal fees.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004 (see Note 13(A)).  During the six months ended June 30, 2004, the Company has paid $10,000 under the terms of this judgment and owes an additional $10,000.

In an action filed in a Florida State court, Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer for a trial dated June 3, 2003, the former President of Pacer failed to appear in court to represent Pacer.  As a result of the failure to appear, Pacer received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia State court, Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer, the former President of Pacer signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, Pacer received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the Company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has reflected the settlement on its books during the six months ended June 30, 2004.

Prior to the recapitalization transaction with Pacer Health Services, Inc., Pacer (f/k/a INFe) had outstanding liabilities due to a news distribution company of $4,260.  The Company has since settled the amount owed.  Under the terms of the settlement, the Company will make scheduled payments commencing in April 2004 and terminating in September 2004.  The Company has made all of the payments that have come due.

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

In an action filed in a Virginia State Court, Pacer (f/k/a INFe) was accused of failing to pay back pay owed for services from a former consultant totaling $46,500.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The Company settled the action in July 2004 for $24,000.  Under the terms of the settlement agreement, the Company will make a recurring monthly payment of $500 commencing on August 2004 through July 2008.

Prior to the recapitalization with Pacer Health Services, Inc., Pacer (f/k/a INFe) had outstanding liabilities due to a website developer for $17,158 in addition to a 33% collection fee to cover attorney’s fees.  The developer has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.  The entire $17,158 has been accrued as of June 30, 2004.

Prior to the recapitalization with Pacer Health Services, Inc., certain subsidiaries of Pacer (f/k/a INFe) that were spun off as part of the reverse merger had outstanding liabilities due to a corporation service provider for $3,617.  The provider has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects. The entire $3,617 has been accrued as of June 30, 2004.

(C) Operating Lease

Total rent expense for the six months ended June 30, 2004 and 2003 was $226,036 and $2,250, respectively.  This includes rent expense for the corporate facility, medical treatment facility, rural hospital, and geriatric psychiatric center.

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

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual was entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  The shares were classified as common stock issuable at March 31, 2004 with a corresponding debit to deferred consulting fee.  On April 1, 2004, 600,000 shares of previously issuable common stock were issued to the consultant.  Accordingly, the shares have been reclassified as common stock as of June 30, 2004.  The deferred consulting fee will be amortized evenly over the term of the six-month term of the agreement beginning April 1, 2004.  At June 30, 2004 the Company expensed $5,400 and the remaining deferred consulting fee was $5,400.

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

(C) Stock Held As Collateral

The Company previously issued 3,000,000 shares as collateral for a promissory note valued at $135,000.  The shares are deemed to be issued but not outstanding for purposes of computing net loss per share (see Note 2(I)).

Note 14 Related Party Transactions

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder (see Notes 8 and 12(A)).

On January 8, 2004, the Company’s President and principal stockholder converted one share of preferred stock to 318,822,903 shares of common stock (see Note 13(A)).

On July 5, 2004, the Company entered into an employment agreement with its Chief Financial Officer (see Notes 12(A)) and 17).

During the six months ended June 30, 2004, the Company received $20,000 and repaid $37,241 to a related party who is both the President and principal stockholder of the Company (see Note 8).

During the six months ended June 30, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the six months ended June 30, 2004, the Company incurred and paid $9,130 of advertising services from this company.

Note 15 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,167,076 for the six months ended June 30, 2004, and a working capital deficiency of $1,818,565, stockholders’ deficiency of $1,107,451 and accumulated deficit of $3,161,755 on June 30, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 16 Segments

For the six months ended June 30, 2004, the Company operates in two reportable business segments - (1) hospital operations (Cameron) and (2) physical therapy and rehabilitation services (AAA). The hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The physical therapy and rehabilitation services segment operates a clinic that offers physical therapy, occupational medicine, pain management, chiropractic care and wellness services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the six months ended June 30, 2004 is as follows.

For the Six Months Ended June 30, 2004

Net Revenues:
Hospital Operations	$2,629,087
Physical Therapy and Rehabilitation	77,990

Consolidated Net Revenue	$2,707,077

Operating Expenses:

Hospital Operations	$3,242,744
Physical Therapy and Rehabilitation	109,694

Consolidated Operating Expenses	$3,725,581

Depreciation:
Hospital Operations	$5,139
Physical Therapy and Rehabilitation	770

Consolidated Depreciation	$6,376

Other Income:
Hospital Operations	$8,966
Physical Therapy and Rehabilitation	0

Consolidated Other Income	$8,966

Interest Expense:

Hospital Operations	$3,079
Physical Therapy and Rehabilitation	0

Consolidated Interest Expense	$153,377

Net Loss:

Hospital Operations	$(620,897)
Physical Therapy and Rehabilitation	(31,704)

Net Loss	$(1,167,076)

Total Assets at June 30, 2004:

Hospital Operations	$1,994,988
Physical Therapy and Rehabilitation	554,831

Consolidated Asset Total	$2,674,331

Note 17 Subsequent Events

On July 5, 2004, the Company entered into an employment agreement with John Chi to serve as its Chief Financial Officer (see Notes 12(A) and 14).

Note 18 Restatement

In June 2004, management became aware of certain matters that require the restatement of the December 31, 2003 audited consolidated financial statements presented in Form 10-KSB.  The following reflects what will be restated in the December 31, 2003 audited consolidated financial statements and footnotes:

A.

Reclassification of $80,000 in debt issue costs previously expensed at December 31, 2003 (see Notes 6 and 11(A)).

B.

Recording a liability and deferred commitment fee (component of equity) for $390,000 related to a compensation convertible debenture with Cornell (see Note 11(B))

C.

Recording a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture (see Note 11(B)).

The above items have been recorded retroactive to December 31, 2003 and as such, the accompanying unaudited consolidated financial statements and footnotes reflect these adjustments.

As a result of the restatement, the Company’s restated December 31, 2003 audited consolidated financial statements will reflect a reduction in net loss of $80,000 and corresponding increases to debt issue costs of $55,000 and debt discount of $25,000, a net increase in long term liabilities of $373,750 (includes debt discount associated with beneficial conversion feature netted against the $390,000) and an increase in deferred loan commitment fees (contra equity) of $390,000.  The Company intends to file an amended Form 10-KSB for the year ended December 31, 2003 within the next 3 months.

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

On June 24, 2004, the Company entered into a binding letter of intent to manage the operations and subsequently purchase Minnie G. Boswell Memorial Hospital (“MGBMH”) in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as determined and ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any management fees due to Pacer.  Furthermore, the Board of County Commissioners of Greene County, Georgia has agreed to fund the first three months of hospital operations, up to a maximum of $2,000,000.  The purchase will consummate upon approval by the Attorney General of the State of Georgia in accordance with the Georgia Hospital Acquisition Act.

The net book value of goodwill at June 30, 2004 totaled $1,282,280.  This amount is inclusive of a goodwill impairment charge of $200,000, which was recorded in June 2003 related to the AAA acquisition.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition.  We are also required by SFAS 142 to complete impairment tests on goodwill.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,167,076 for the six months ended June 30, 2004, and a working capital deficiency of $1,818,565, stockholders’ deficiency of $1,107,451 and accumulated deficit of $3,161,755 on June 30, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As a result of the restatement, the Company’s restated December 31, 2003 audited consolidated financial statements will reflect a reduction in net loss of $80,000 and corresponding increases to debt issue costs of $55,000 and debt discount of $25,000, a net increase in long term liabilities of $373,750 (includes debt discount associated with beneficial conversion feature netted against the $390,000) and an increase in deferred loan commitment fees (contra equity) of $390,000.  The Company intends to file an amended Form 10-KSB for the year ended December 31, 2003 within the next 3 months.

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

Intangible Assets

Intangible assets at June 30, 2004 consisted of the following:

Goodwill, net - AAA	$545,024
Goodwill, net – Cameron	737,256

Goodwill, net	$1,282,280

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; the Company incurred $40,000 of such charges due to the terms of an employment agreement with its Vice President of Finance during the six months ended June 30, 2004.

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

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2004 was as follows:

Patient accounts receivable - Cameron	$2,468,285
Patient accounts receivable - AAA	5,325
Allowance for contractual discounts	(1,018,660)
Allowance for doubtful accounts	(851,155)
Patient Accounts Receivable, net	$603,795

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

During the six months ended June 30, 2004 and 2003, the Company recorded a bad debt expense for doubtful accounts of $851,155 and $0, respectively.

Additionally, during the six months ended June 30, 2004, the Company recorded a bad debt expense of $265,026 relating to certain accounts payable, not assumed in the acquisition,  paid by the Company on behalf of the prior seller of the Cameron entity.  The Company has determined that the recovery of these funds is doubtful.

Results Of Operations For The Six Months Ended June 30, 2004 and June 30, 2003.

Net Revenue

Net revenue for the six months ended June 30, 2004 and 2003, were $2,707,077 and $38,211.  The revenues are for net patient services at 3 locations.  The increase in revenue was primarily due to our acquisition of our hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for the six months ended June 30, 2004 and 2003, were $3,725,581 and $46,484.  In the first six months ended June 30, 2004, operating expenses consisted principally of $1,000,568 in salaries and wages, $1,116,181 in bad debt expense, $263,876 in insurance expenses, $226,036 in rent expenses, and $172,685 in professional fees, as well as $97,500 in loan commitment fees, and $14,089 in debt issue cost amortization.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we will be operating for a full year and have expanded operations.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $153,377.  This consisted $57,995 of accrued interest on outstanding notes payable, $16,250 for the beneficial conversion feature of the compensation convertible debenture issued on December 26, 2003 in conjunction with the Standby Equity Distribution Agreement, $67,308 for the beneficial conversion feature of the convertible debenture issued on January 30, 2004 as part of the Securities Purchase Agreement, and $11,824 for the beneficial conversion feature of the compensation convertible debenture issued on December 26, 2003 in conjunction with the Standby Equity Distribution Agreement,

Net Loss

The net loss for the six months ended June 30, 2004 and 2003, was $1,167,076 and $208,273, respectfully.  The loss is primarily attributable to operating expenses which includes a charge for bad debt expense of $1,116,181.

Segments

For the six months ended June 30, 2004, the Company operates in two reportable business segments - (1) hospital operations and (2) physical therapy and rehabilitation services. The hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The physical therapy and rehabilitation services segment operates a clinic that offers physical therapy, occupational medicine, pain management, chiropractic care and wellness services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the six months ended June 30, 2004 is as follows.

For the Six Months Ended June 30, 2004

Net Revenues:
Hospital Operations	$2,629,087
Physical Therapy and Rehabilitation	77,990

Consolidated Net Revenue	$2,707,077

Operating Expenses:

Hospital Operations	$3,242,744
Physical Therapy and Rehabilitation	109,694

Consolidated Operating Expenses	$3,725,581

Depreciation:
Hospital Operations	$5,139
Physical Therapy and Rehabilitation	770

Consolidated Depreciation	$6,376

Other Income:
Hospital Operations	$8,966
Physical Therapy and Rehabilitation	0

Consolidated Other Income	$8,966

Interest Expense:

Hospital Operations	$3,079
Physical Therapy and Rehabilitation	0

Consolidated Interest Expense	$153,377

Net Loss:

Hospital Operations	$(620,897)
Physical Therapy and Rehabilitation	(31,704)

Net Loss	$(1,167,076)

Total Assets at June 30, 2004:

Hospital Operations	$1,994,988
Physical Therapy and Rehabilitation	554,831

Consolidated Asset Total	$2,674,331

Results of Operations for the Three Months Ended June 30, 2004 and June 30, 2003

Net Revenue

Net revenue for the three months ended June 30, 2004 and 2003, were $2,516,137 and $38,211.  The revenues are for net patient services at 2 locations.  The increase in revenue was primarily due to our acquisition of our hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 and 2003, were $2,878,725 and $46,484.  In the first three months ended June 30, 2004, operating expenses consisted principally of $790,245 in salaries and wages, $873,768 in bad debt expense, $173,250 in insurance expenses, $202,098 in rent expenses, and $75,043 in professional fees, as well as $48,750 in loan commitment fees, and $6,856 in debt issue cost amortization.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we will be operating for a full year and have expanded operations.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $49,677.  This consisted $43,177 of accrued interest on outstanding notes payable, and $6,500 for the debt discount of the $390,000 compensation convertible debenture issued on December 26, 2003 in conjunction with the Standby Equity Distribution Agreement,

Net Loss

The net loss for the three months ended June 30, 2004 and 2003, was $413,627 and $208,303, respectively.  The loss is primarily attributable to operating expenses which include a charge for bad debt expense of $873,768.

Liquidity And Capital Resources

We had cash of $204,808 at June 30, 2004.  This excludes the non-cash acquisition of certain assets of Camelot Specialty Hospital of Cameron, LLC by Pacer Health Management Corporation.

Net Cash provided by operating activities during the six months period ended June 30, 2004 was $63,577, compared to cash used in operating activities of $5,109 for the same period a year earlier.  During the 2004 period, the net cash provided was mainly the result of the net loss of $1,167,076 and the increase in patient receivables of $719,767, offset by bad debt expense of $1,116,181, increase in accounts payable of $294,524, increase in accrued wages payable of $136,875, amortization of loan commitment fees of $97,500 and stock issued for services in the amount of $74,751.

Net Cash used in investing activities was $4,432 for the six months period ended June 30, 2004, compared to no related activity in for the same period in 2003.  The increase in cash used by investing activities was attributable to the fact that the Company purchased $4,432 of equipment during the six months ended June 30, 2004 compared with no activity during the same period in 2003.

Net Cash provided by financing activities was $21,039 for the six months period ended June 30, 2004, compared to $10,500 in the same period for 2003.  The net cash provided in the 2004 period was from the proceeds of a $20,000 related party loans and the issuance of $112,500 of convertible debentures, offset by $74,220 in overdrafts and $37,241 of the repayment of related party loans.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services.  The share of preferred stock was converted into 318,822,903 shares of common stock on January 8, 2004.

In December 2003, the Company executed a Securities Purchase Agreement whereby it may issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline.  The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of June 30, 2004, the Company has accrued $15,000 in liquidated damages.  However, the holder has not yet demanded payment of the liquidated damages.

Pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company during December 2003.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB.  The Company will record a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  During the six months ended June 30, 2004, amortization was $6,404.  The remaining balance at June 30, 2004 was $18,596.

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

However, as the Company has not met the required effectiveness date deadline under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of June 30, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company will record a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the six months ended June 30, 2004, amortization was $2,603.  The remaining balance at June 30, 2004 was $9,897.  During the six months ended June 30, 2004, the Company recorded accrued interest totaling $6,247 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, since the debenture was immediately convertible, the Company recognized a $67,308 interest expense for a beneficial conversion feature.

On December 26, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of June 30, 2004, the registration statement relating to the SEDA was not effective and currently is not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 26, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock during 2004.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.

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

During the six months ended June 30, 2004, the Company recognized $97,500 as a loan commitment fee expense.  The remaining deferred balance at June 30, 2004 is $292,500.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

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

During the six months ended June 30, 2004, the Company amortized $16,250 to interest expense recorded as debt discount pursuant to the $390,000 compensation convertible debenture.

In connection with the March 22, 2004 acquisition, the Company acquired a Medicare payable.  The Medicare payable consists of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  At June 30, 2004, Medicare Payable was $987,299.

The Company intends to implement its business strategy largely by the acquisition of healthcare facilities.  The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations.  Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of common stock to the sellers of these businesses in approximately equal values.

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

Item 3.  Controls and Procedures

Controls and procedures

(A)

Evaluation Of Disclosure Controls And Procedures

Our prior auditors advised management that during the course of the audit, they noted deficiencies in internal controls relating to:

•

Weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department;

•

Weakness in our financial reporting process as a result of our accounting system;

•

Weakness in our financial reporting process as a result of insufficient controls over non-accounting documents;

•

Weakness in our financial reporting process as a result of a lack of segregation of duties; and

•

Weakness in our financial reporting process as a result of a lack of supporting evidence and record retention.

Our prior auditors has advised management that they believe each of these internal controls may constitute a material weakness as defined in Statement of Auditing Standards No. 60.  They believe that certain of these internal control weaknesses may also constitute deficiencies in our disclosure control.  Management does not necessarily agree with the findings of our prior auditors.  Furthermore, management has implemented substantial additional procedures designed to ensure that these internal controls weaknesses do not lead to material misstatements in our consolidated financial statements, including those identified in Section (B) below.  Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(B)

Changes In Internal Controls Over Financial Reporting

We have implemented additional procedures as corrective actions as of the date of this quarterly report on Form 10-QSB.  Such procedures include:

•

Retention of additional personnel in accounting and finance positions;

•

Hiring a full time Chief Financial Officer;

•

Additional controls over non-accounting documents; and

•

Expansion and stronger enforcement of the Company’s record retention policies.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, and will take further action as appropriate.

#

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Pacer (f/k/a INFe), in an action filed in a Florida State court in February 2002, Pacer was accused of failing to pay certain legal fees.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, Pacer settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004.  During the six months ended June 30, 2004, the Company has paid $10,000 under the terms of this judgment and owes an additional $10,000.

In an action filed in a Florida State court, Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer for a trial dated June 3, 2003, the former President of Pacer failed to appear in court to represent Pacer.  As a result of the failure to appear, Pacer received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia State court,  Pacer (f/k/a INFe), was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to Pacer, the former President of Pacer signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, Pacer received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the Company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has reflected the settlement on its books during the six months ended June 30, 2004.

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

In an action filed in a Virginia State Court, Pacer (f/k/a INFe) was accused of failing to pay back pay owed for services from a former consultant totaling $46,500.  Pacer denied owing the amount in question and engaged counsel to defend its position.  The Company settled the action in July 2004 for $24,000.  Under the terms of the settlement agreement, the Company will make a recurring monthly payment of $500 commencing on August 2004 through July 2008.

Prior to the recapitalization with Pacer Health Services, Inc., Pacer (f/k/a INFe) had outstanding liabilities due to a website developer for $17,158 in addition to a 33% collection fee to cover attorney’s fees.  The developer has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.  The entire $17,158 has been accrued as of June 30, 2004.

Prior to the recapitalization with Pacer Health Services, Inc., certain subsidiaries of Pacer (f/k/a INFe) that were spun off as part of the reverse merger had outstanding liabilities due to a corporation service provider for $3,617.  The provider has begun collection proceedings against Pacer.  If Pacer is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects. The entire $3,617 has been accrued as of June 30, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

On January 27, 2004, the Company issued 1,600,000 shares of previously issuable common stock.  These shares were presented as issued at December 31, 2003.

On February 2, 2004, the Company issued 25,000 shares of its common stock valued at $.02 per share, based on the quoted trade price on the settlement date, to satisfy an outstanding note payable totaling $500.  Accordingly, there was no gain or loss on the exchange.

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

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual was entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  The shares were classified as common stock issuable at March 31, 2004 with a corresponding debit to deferred consulting fee (see Note 17).  On April 1, 2004, 600,000 shares of previously issuable common stock were issued to the consultant.  Accordingly, the shares have been reclassified as common stock as of June 30, 2004.  The deferred consulting fee will be amortized evenly over the term of the six-month term of the agreement beginning April 1, 2004.

On June 10, 2004, the Company issued an aggregate 200,000 shares of its common stock to two separate individuals for web development services rendered.  The shares were valued at $.025 per share based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $5,000 which was expensed.

ITEM 3. DEFAULT ON SENIOR SECURITIES

In December 2003, the Company executed a Securities Purchase Agreement whereby it may issue $500,000 of secured convertible debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by January 25, 2004 deadline   The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of June 30, 2004, the Company has accrued $15,000 in liquidated damages.  However, the holder has not yet demanded payment of the liquidated damages.

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

However, as the Company has not met the filing deadline under the Registration Rights Agreement an event of default has occurred as of April 24, 2004 and accordingly the holder is entitled to accelerate full repayment of all debentures outstanding and accrued interest thereon.  Therefore, management has reclassed the debentures to a current liability on April 24, 2004.  The holder has not yet demanded repayment.

Pacer (f/k/a INFe, Inc.) issued certain notes payable that were in default prior to its merger with Pacer Health Services, Inc.  These notes continue to be in default and the Company is currently working on settling these notes payable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 26, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 26, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 26, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 26, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 26, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 26, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 26, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 26, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 26, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Employment Agreement dated January 1, 2004	Provided herewith
10.14	Employment Agreement dated February 1, 2004	Provided herewith
10.15	Employment Agreement dated July 5, 2004	Provided herewith
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Binding Letter of Interest	Provided herewith

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

Dated: September 13, 2004	PACER HEALTH CORPORATION

By: /S/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Ranier Gonzalez, chief executive officer, certify that:

1.

I have reviewed this form 10-QSB for six months ended June 30, 2004 of Pacer Health Corporation;

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

Date: September 13, 2004	By: /s/ Rainier Gonzalez
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

#

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, chief financial officer, certify that:

1.

I have reviewed this form 10-QSB for the six months ended June 30, 2004 of Pacer Health Corporation;

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

Date: September 13, 2004	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 13, 2004	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 13, 2004	By: /s/ J. Antony Chi
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