Form 10QSB
period 2004-09-30
PACER HEALTH CORP
filed 2004-12-17
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at December 15, 2004
Common Stock	570,722,228

MI-162200 v2 0435230-0201

TABLE OF CONTENTS

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 3.  Submission of Matters to a Vote of Security Holders

SIGNATURES

EXHIBIT 31.1

EXHIBIT 32.1

MI-162200 v2 0435230-0201

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries

Consolidated Balance Sheet

September 30, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$ 332,668
Patient receivables, net	651,949
Other receivables	341,833
Prepaids	1,000
Assets held for sale from discontinued operations	23,943
Total Current Assets	1,351,393

Equipment, net	155,523

Other Assets
Debt issue costs, net	33,979
Goodwill, net	737,256
Other	275
Total Other Assets	771,510

Total Assets	$ 2,278,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 565,630
Settlement payable	40,627
Accrued wages	55,217
Accrued interest payable	85,665
Accrued liquidated damages	37,500
Accrued expenses	215,174
Loan payable, related party	46,529
Accrued interest payable, related party	2,642
Liabilities of discontinued operations	8,943
Notes payable	604,658
Payroll taxes payable	290,292
Medicare payable	957,703
Total Current Liabilities	2,910,580

Long Term Liabilities
Convertible debentures, net	630,965
Total Long Term Liabilities	630,965

Total Liabilities	3,541,545

Commitments and Contingencies (See Note 12)

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
568,682,228 shares issued, 565,682,228 outstanding	56,568
Common stock issuable (20,240,000 shares)	37
Additional paid in capital	2,594,934
Accumulated deficit	(3,393,844)
(742,305)
Less: Deferred equity line commitment fee	(243,750)
Less: Deferred compensation	(277,064)
Total Stockholders' Deficiency	(1,263,119)

Total Liabilities and Stockholders' Deficiency	$ 2,278,426

See accompanying notes to consolidated financial statements

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements Of Operations
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Patient Services Revenues, net	$ 1,808,298	$ -	$ 4,437,385	$ -

Operating Expenses
Advertising	852	-	2,025	-
Amortization of debt issue costs	6,932	-	21,021	-
Amortization of equity line commitment fee	48,750	-	146,250	-
Bad debt expense (recovery)	(336,682)	-	779,499	-
Depreciation	8,827	-	14,433	-
Insurance	155,931	-	419,777	-
Legal and professional fees	162,863	12,840	330,548	20,540
Rent	138,727	10,658	351,263	10,658
Salary and Wages	912,827	-	1,910,067	-
General and administrative	635,769	17,873	1,426,135	20,497
Total Operating Expenses	1,734,797	41,371	5,401,018	51,695

Income (Loss) from Continuing Operations	73,501	(41,371)	(963,633)	(51,695)

Other Income
Management Fees	3,828	-	50,000	-
Other income	60,021	1,496	68,986	1,496
Total Other Income	63,848	1,496	118,986	1,496

Other Expense
Interest expense	(54,085)	-	(207,462)	-
Total Other Expense	(54,085)	-	(207,462)	-

Total Other Income (Expense), net	9,763	1,496	(88,476)	1,496

Net Income (Loss) from Continuing Operations	$ 83,264	$ (39,875)	$ (1,052,109)	$ (50,199)

Discontinued Operations
Loss from operations of discontinued
component (including loss on disposal of $0)	(534,105)	(6,402)	(565,809)	(204,351)
Loss on Discontinued Operations	(534,105)	(6,402)	(565,809)	(204,351)

Net Loss	$ (450,841)	$ (46,277)	$ (1,617,918)	$ (254,550)

Net Income (Loss) Per Share - Basic and Diluted
Income (Loss) from continuing operations	0.00	(0.00)	(0.00)	(0.00)
Income (Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Income (Loss) Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	562,682,228	107,897,352	545,056,616	107,897,352

See accompanying notes to consolidated financial statements

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$ (1,617,918)	$ (254,550)
Adjustments to reconcile net loss to net cash Provided by
(Used in) operating activities:
Amortization of debt discount to interest expense	66,739	-
Amortization of debt issue costs	21,021	-
Amortization of equity line commitment fee	146,250	-
Bad debt expense	779,499	-
Depreciation	14,433	622
Stock issued for services	75,250	-
Stock issued for legal settlement	42,000	-
Recognition of stock based compensation	93,496	-
Recognition of stock based consulting fees	10,800	-
Impairment of Goodwill in connection with
discontinued operations	528,184	200,000
Recognition of beneficial conversion feature into
interest expense	67,308	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(242,294)	3,942
Other receivables	(341,833)	-
Prepaid and other current assets	88,890	(4,820)
Other	-	(4,000)
Increase (decrease) in:
Accounts payable	262,868	(4,492)
Settlement payable	40,627	-
Accrued interest payable	88,307	-
Accrued liquidated damages	37,500	-
Accrued wages payable	50,980	691
Medicare payable	(29,596)	-
Accrued expenses	(15,857)	(1,000)
Net Cash Provided by (Used) in Operating Activities	166,654	(63,607)

Cash Flows from Investing Activities:
Acquisition of equipment	(81,231)	(1,100)
Cash acquired in acquisition	25,000	2,658
Net Cash Used in Investing Activities	(56,231)	1,558

Cash Flows from Financing Activities:
Cash overdraft	4,062	4,429
Proceeds from loan payable, related party	20,000	78,420
Repayments to loan payable, related party	(38,941)	(20,800)
Proceeds from issuance of convertible debenture, net	112,500	-
Net Cash Provided by Financing Activities	97,621	62,049

Net Increase (Decrease) in Cash	$ 208,044	$ -

Cash at Beginning of Period	124,624	-

Cash at End of Period	$ 332,668	$ -

See accompanying notes to consolidated financial statements

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued for reverse merger with INFe
(111,600,000 common shares and 1 preferred share)	$ -	$ -
Common stock issued for acquisition of Cameron (50,000,000
shares, see Notes 7 and 13(A))	$ 1,100,000	$ -
Common stock issued to settle note payable (25,000 shares,	$ 500	$ -
see Note 13(A))
Common stock issued in connection with deferred consulting
(600,000 shares, see Note 13(A))	$ 10,800	$ -
Common stock issued in connection with deferred	$ 370,560	$ -
Compensation (20,240,000 shares, see Note 13(D))

Acquisition of AAA Medical Center:		2,658
Cash		44,318
Patient receivables		8,000
Furniture and fixtures		745,024
Goodwill		(800,000)
Note payable	$ -	$ -

Recapitalization of Pacer Health Corporation:
Accounts payable		280,599
Accrued liabilities		147,855
Payroll taxes payable		290,292
Settlements payable		17,000
Notes payable		604,658
Common stock		15,847
Collateral for note payable		(135,000)
Accumulated deficit		(1,221,251)
	$ -	$ -

See accompanying notes to consolidated financial statements

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2004

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

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc.(“Pacer”), a Florida corporation, has seven subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004), Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004), Pacer Health Management Corporation of Arkansas (an Arkansas corporation formed on October 26, 2004) and Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004). Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003 with a strategy to become a provider of healthcare services with a primary focus on skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), hospitals, psychiatric facilities and medical centers.  During the year ended December 31, 2004, the Company implemented a new strategy to solely acquire and manage financially distressed hospitals.  The Company currently owns and operates a rural hospital, a rural health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana.  Additionally, the Company manages a rural hospital and nursing home in Green County, Georgia.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

On May 26, 2003, Pacer completed its acquisition of AAA Medical Center, Inc. ("AAA"), a medical treatment center, for $800,000 consisting of an installment note payable of $800,000. The acquisition was accounted for under the purchase method of accounting.  The Company issued 26,667,000 restricted shares of its common stock on October 30, 2003 in full settlement of this note.  On October 12, 2004, the Company sold AAA to an unrelated 3rd party for $15,000.   (See Notes 16, 18 and 19)

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. is the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer.  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer.  Since Pacer Health Services, Inc. is the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000, subject to post-closing adjustments.  (See Note 7)

On June 24, 2004, the Company entered into a binding letter of intent to manage the operations and subsequently purchase Minnie G. Boswell Memorial Hospital in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as determined and ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any management fees due to Pacer.  Furthermore, the Board of County Commissioners of Greene County, Georgia has agreed to fund the first three months of hospital operations, up to a maximum of $2,000,000.  The purchase will consummate upon approval by the Attorney General in the State of Georgia in accordance with the Georgia Hospital Acquisition Act. The Company is currently managing the Hospital under an interim agreement whereby the Company receives a $25,000 monthly management fee, which it will begin receiving on October 1, 2004.  (See Note 7 and 13 (A))

(B) Use of Estimates

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

Significant estimates in 2004 include contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, valuation of assets acquired and liabilities assumed in acquisitions, subsequent valuation and related impairment of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.

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

(F) Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the three and nine months ended September 30, 2004, the Company recognized and charged to operations an impairment charge of $528,184.  There were impairment charges of $0 and $200,000 recognized during the three and nine months ended September 30, 2003.  The impairment was related to the goodwill of AAA Medical Center, which in 2004 has been accounted for as a discontinued operation (See Note 18).

(G) Revenue Recognition and Patients Receivable

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

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services provided by the Company is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.  (See Note 3)

(ii) Revenues from Hospital Services

The Company’s Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123; therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.  Certain stock issuances were issued or remain issuable as a result of employment agreements entered into by the Company.  (See Notes 12(A), 14 and Note 19).

(I) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock.  At September 30, 2004, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share.  There is no calculation of fully diluted earnings per share in 2004 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.  At September 30, 2004, there were 3,000,000 shares previously issued as collateral that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net loss per share (see Note 13(C)). These 3,000,000 shares are not considered to be common stock equivalents.

(J) Segments

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.”  This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  (See Notes 16 and 18).

Note 3  Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2004 was as follows:

Patient accounts receivable – Cameron	$2,452,757
Patient accounts receivable – AAA	845
Allowance for contractual discounts	(1,022,154)
Allowance for doubtful accounts	(779,499)
Patient Accounts Receivable, net	$651,949

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

During the three months ended September 30, 2004 the Company recorded a negative bad debt expense for doubtful accounts of $336,682.  This relates to the Company recognizing certain collections of previously reserved patient receivables that exceeded the current period allocation for any new bad debt allowance.  During the nine months ended September 30, 2004 the Company recorded a bad debt expense for doubtful accounts of $779,499.  During the three and nine months ended September 30, 2003, the Company recorded a bad debt expense for doubtful accounts of $0, and $0, respectively.

Note 4  Other Receivables

Other receivables consist primarily of a property tax receivable and the State disproportionate share of Medicaid payments.  The property tax receivable consists of tax revenue levied by the Cameron Parish upon residents and businesses for the express purpose of subsidizing rural hospitals.  The State disproportionate receivable relates to disproportionate share payments.  Hospitals qualify for disproportionate share payments when their percentage of low-income patients exceeds 15%.  Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the Company’s hospital in Cameron, Louisiana qualifies to receive disproportionate share payments.  These receivables come from governmental agencies.  All amounts due are typically remitted within a year.  The Company has determined that no allowance for doubtful accounts is required since historically these receivables are remitted in full on a timely basis.  Total other receivables were $341,833 at September 30, 2004.

Note 5  Property and Equipment, net

Equipment at September 30, 2004 is as follows:

Furniture and fixtures	$5,000
Equipment	165,326
Less: accumulated depreciation	(14,803)
Equipment, net	$155,523

Depreciation expense for the three and nine months ended September 30, 2004 was $8,827 and $14,433, respectively.  Depreciation expense 2003 for the three and nine months ended September 30, 2003 was $400 and $622, respectively.

Note 6 Debt Issue Costs, net

During the year ended December 31, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, LP (“Cornell”).  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 11(A) and 17).  The Company will record an asset of $55,000 as debt issue costs.  These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender.  The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning in 2004.  During the nine months ended September 30, 2004, amortization was $21,021.  The remaining balance of debt issue costs at September 30, 2004 was $33,979.

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  As required by SFAS 142, the Company has completed during fiscal 2003 certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31, or more frequently when events or circumstances indicate that impairment may have occurred.  During the three and nine months ended September 30, 2004, the Company recognized and charged to operations an impairment loss of $528,184 in connection with the discontinued operations (See Note 18).  The impairment loss has been included on the statement of operations as a component of loss from discontinued operations.

On March 22, 2004 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the Asset Purchase Agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities (see allocation below).  At the Acquisition Date, Cameron was a provider of healthcare services with a primary focus on hospitals, psychiatric facilities, and medical centers.  Cameron owns and operates a rural hospital, a rural health clinic, and a geriatric psychiatric center.  The Company operates this hospital under the doing business as South Cameron Memorial Hospital.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  On the Acquisition Date, the purchase price was $1,100,000, which is adjustable subject to post-closing adjustments.  The purchase price was paid with 50,000,000 shares of the Company’s common stock and valued at $.022 per share based on the average quoted trading price during the acquisition period.  The purchase price exceeded the fair value of net assets acquired by $737,256.  The excess has been applied to goodwill.  The Company expects that the goodwill will not be deductible for income tax purposes.  Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” Goodwill has an indefinite life and accordingly will not be amortized but will be reviewed periodically for impairment.  During the nine months ended September 30, 2004, the Company’s continued evaluation of the purchase price allocation revealed that an additional $294,073 in goodwill should be recorded primarily based on a revaluation of patient receivables acquired.  The Company is currently in the process of having a formal valuation performed for the acquired assets and further adjustments to the purchase price allocation may be necessary during the allocation period.  Additionally, the Company reviewed the amount recorded to goodwill for Cameron and has determined that no impairment charge is required to be taken at September 30, 2004.

The results of operations of South Cameron Memorial Hospital are included in the consolidated results of operations of the Company from the Acquisition Date.

The revised allocation of the fair value of the assets acquired and liabilities assumed as of September 30, 2004 which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Patient accounts receivable, net	$962,502
Other receivables	296,384
Prepaids and other	90,165
Property and equipment	83,431
Goodwill	737,256
Cash overdraft	(82,439)
Medicare payable	(987,299)

Purchase price	$1,100,000

See Note 13(A) for related common stock issuance of 50,000,000 shares for acquisition.

Total consolidated goodwill of $737,256 is the result of the acquisition of Cameron.  Of the goodwill previously recorded for AAA, $528,184 was reduced due to an impairment loss (see Notes 1(F), 16 and 18).  The remaining $16,840 of AAA goodwill is included as a component in the balance sheet caption assets held for sale from discontinued operations.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cameron had occurred at May 5, 2003 (inception):

	Period Ended
	Nine Months Ended September 30, 2004	May 5, 2003 (inception) to December 31, 2003
Net Revenues	$4,437,385	$7,311,244
Net (Loss) Income	$(1,617,918)	$(4,758)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

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

At September 30, 2004, the Company was managing the operations of MGBMH pursuant to the terms of an Offer Letter and an interim services agreement to be executed.  The Company agreed to manage the day to day operations of MGBMH until the purchase is consummated.  The term of the interim services agreement, as dictated in the Offer Letter, is for an initial term of 18 months or until the purchase transaction is consummated.  The agreement can be renewed for an additional 18 months if the purchase is not completed pursuant to the Georgia Hospital Acquisition Act.  The County will pay the Company a monthly service fee which currently amounts to $25,000.  All service fees are being deferred and will be used to offset the final purchase price (See Note 2(A)).  Upon the purchase of MGBMH, the Company shall waive any deferral fees under the terms of the interim services agreement.

Note 8  Loan Payable-Related Party

During the nine months ended September 30, 2004, the Company received working capital of $20,000 and repaid $38,941 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  The advances received bear interest at 8%, are unsecured and due on demand.  The balance due to this related party at September 30, 2004 was $46,529 and related accrued interest was $2,642.   (See Notes 12(A), 13(D) and 14)

Note 9  Notes Payable

Notes payable assumed in the recapitalization of June 26, 2003 (see Note 2(A)) totaled $604,658 and remains payable at September 30, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand.  (See Note 15)

During the nine months ended September 30, 2004, the Company recorded accrued interest for these notes totaling $50,397 with a corresponding charge to operations for related interest expense.

Note 10  Medicare Payable

In connection with the March 22, 2004 acquisition of Cameron (see Note 7), the Company acquired a Medicare payable totaling $987,299.  The Medicare payable consisted of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  During the nine months ended September 30, 2004, the Company repaid $29,596.  The balance sheet at September 30, 2004 reflects an outstanding balance due of $957,703.

Note 11   Convertible Debentures and Standby Equity Distribution Agreement

(A)  Convertible Debentures, net

In December 2003, the Company executed a Securities Purchase Agreement whereby it shall issue $500,000 of secured convertible debentures.  On December 29, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB (see Notes 6 and 18).  The Company will record a contra liability of $25,000 by debiting debt discount.   In addition, the Company has computed a beneficial conversion feature on this convertible debenture totaling $147,024.  The beneficial conversion feature is also treated in the same manner as a debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding (see reconciliation below).  These $25,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The total debt discount of $172,024 will be amortized to interest expense over the life of the debt.  During the nine months ended September 30, 2004, amortization was $50,489.  The remaining balance of debt discount costs at September 30, 2004 was $134,035.

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

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of September 30, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company recorded a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the nine months ended September 30, 2004, amortization was $4,178.  The remaining balance at September 30, 2004 was $8,322.

During the nine months ended September 30, 2004, the Company recorded accrued interest with respect to this convertible debenture totaling $10,027 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, the Company computed $67,308 of interest expense for a beneficial conversion feature and charged additional paid in capital for the same amount.  (See Note 13(B))

At September 30, 2004, the Company’s convertible debentures consisted of the following:

Convertible Debenture dated December 29, 2003	$250,000
Compensation Convertible Debenture dated December 29, 2003 (See Restated December 31, 2003 audited consolidated financial statements and Notes 11(B) and 18)	390,000
Convertible Debenture dated January 30, 2004	125,000
765,000
Less: debt discount	(134,035)
Convertible Debentures , net	$630,965

A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline.  The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of September 30, 2004, the Company is in default and has accrued $37,500 in liquidated damages (See Note 15).  The lender has not yet demanded payment of the liquidated damages, and as discussed in more detail in Note 19, on November 30, 2004, the Company and Cornell have entered into a settlement agreement to resolve all of the outstanding debentures.

(B) Standby Equity Distribution Agreement

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of September 30, 2004, the registration statement relating to the SEDA was not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 29, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.  (See Note 13(A))

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under their SEDA.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

As of December 31, 2003, the Company had not recorded the liability associated with the $390,000 compensation convertible debenture.  The Company will be restating its December 31, 2003 audited consolidated financial statements on Form 10-KSB (see Notes 6, 11(A), and 17).  These consolidated financial statements reflect the recording of this liability.

The commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred equity line commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.

During the nine months ended September 30, 2004, the Company recognized $146,250 as an equity line commitment fee expense.  The remaining deferred balance at September 30, 2004 is $243,750.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the equity line commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  The Company had not recorded this at December 31, 2003 and will include this entry as part of the restated consolidated financial statements (see Note 17).  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration statement filed pursuant to the Registration Rights Agreement dated December 29, 2003 effective.  Accordingly, the Company will record a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

During the nine months ended September 30, 2004, the Company amortized $16,250 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.

Pursuant to the November 30, 2004 settlement agreement, the company has resolved all outstanding issues relating to the compensation debenture (See Note 19).

See Convertible Debentures, net reconciliation above in Note 11(A).

Note 12  Commitments and Contingencies

(A) Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder.  Under the terms of the agreement, this individual will serve as CEO and Chairman of the Board.  Compensation is set at $191,200 per annum (see Notes 8, 13(D) and 14).

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on February 1, 2004 (see Note 13(A)), 3,000,000 shares on February 1, 2005 and 5,000,000 shares on February 1, 2006 (see Notes 13(D) and 14).

On July 5, 2004, the Company entered into an employment agreement with an individual to serve as its Chief Financial Officer.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on July 5, 2004, 3,000,000 shares on July 5, 2005 and 5,000,000 shares on July 5, 2006 (see Notes 13(D), 14 and 19).  The 2,000,000 shares due on July 5, 2005 remained issuable at September 30, 2004 (See Note 19).

(B) Litigation

INFe, in an action filed in a Florida State court in February 2002, INFe was accused of failing to pay certain legal fees.  INFe denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, the Company settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004 (see Note 13(A)).  During the nine months ended September 30, 2004, the Company has paid $17,000 under the terms of this judgment and owes an additional $3,000.

In an action filed in a Florida State court, INFe, was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe.  As a result of the failure to appear, INFe received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia State court, INFe, was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, INFe received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the Company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has paid $5,000 as of September 30, 2004.  The remaining balance at September 30, 2004 is $14,257.

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

In an action filed in a Virginia State Court, INFe was accused of failing to pay back pay owed for services from a former consultant totaling $46,500.  INFe denied owing the amount in question and engaged counsel to defend its position.  The Company settled the action in July 2004.  Under the terms of the settlement agreement, the Company will make a recurring monthly payment of $500 commencing on August 2004 through July 2008.

Prior to the recapitalization with Pacer Health Services, Inc., INFe had outstanding liabilities due to a website developer for $17,158 in addition to a 33% collection fee to cover attorney’s fees.  The developer has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.  The entire $17,158 has been accrued as of September 30, 2004.

(C) Operating Lease

Total rent expense for continuing operations for the three and nine months ended September 30, 2004 $138,727 and $351,263.  During the three and nine months ended September 30, 2003, the Company recognized and charged rent expense to operations $10,658 and $10,658 respectively.

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

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual was entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  The shares were classified as common stock issuable at March 31, 2004 with a corresponding debit to deferred consulting fee.  On April 1, 2004, 600,000 shares of previously issuable common stock were issued to the consultant.  Accordingly, the shares have been reclassified as common stock as of September 30, 2004.  The deferred consulting fee was amortized evenly over the term of the six-month term of the agreement beginning April 1, 2004.  At September 30, 2004 the Company expensed $10,800.

On June 7, 2004, the Company issued an aggregate 200,000 shares of its common stock to two separate individuals for web development services rendered.  The shares were valued at $.025 per share based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $5,000 which was expensed.

(B) Beneficial Conversion Feature

In 2004, the Company recorded $67,308 of additional paid-in capital relating to a beneficial conversion feature (see Note 11(A)).

(C) Stock Held As Collateral

The Company previously issued 3,000,000 shares as collateral for a promissory note valued at $135,000.  The shares are deemed to be issued but not outstanding for purposes of computing net loss per share (see Note 2(I)).

(D) Common Stock Issuable and Deferred Compensation

During 2004 and 2003, the Company entered into various employment contracts (see Notes 12(A) and 14).  Each employment contract has a term of two years.  The Company is obligated to issue 20,240,000 shares of its common stock pursuant to a vesting schedule under theses employment contracts.  The shares were valued at the grant date based on the quoted trade price ranging from $0.015 - $0.044 per share.   The aggregate value of the compensation is $370,560.  None of these shares have been issued as of September 30, 2004 and remain issuable.  During the three and nine months ended September 30, 2004, the Company recognized compensation of $93,496.  This compensation has been included as a component of salary and wages.  At September 30, 2004, common stock issuable is $37 and deferred compensation is $277,064 (See Note 19).

Note 14 Related Party Transactions

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder (see Notes 8 and 12(A)).

On January 8, 2004, the Company’s President and principal stockholder converted one share of preferred stock to 318,822,903 shares of common stock (see Note 13(A)).

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance  (see Notes 12(A)), 13(D) and 14).

On July 5, 2004, the Company entered into an employment agreement with its Chief Financial Officer (see Notes 12(A)), 13(D), 14 and 19).

During the nine months ended September 30, 2004, the Company received working capital of $20,000 and repaid $38,941 to a related party who is both the President and principal stockholder of the Company (see Note 8).

During the nine months ended September 30, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the nine months ended September 30, 2004, the Company incurred and paid $9,130 of advertising services from this company, which has been included as a component of discontinued operations.

Note 15 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,617,918 for the nine months ended September 30, 2004, and a working capital deficiency of $1,559,187, stockholders’ deficiency of $1,263,119 and accumulated deficit of $3,393,844 on September 30, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  Certain notes payable assumed in the recapitalization of June 26, 2003 (see Note 2(A)) totaling $604,658 remain payable at September 30, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand (See Note 9).  The Company is also in default and has accrued $37,500 in liquidated damages with regards to its filing of the registration statement in connection with its Securities Purchase Agreement (See Note 11(A)).  Furthermore, the Company sold AAA to an unrelated third party for $15,000 and charged an impairment loss on goodwill in the amount of $528,184 (See Notes 18 discuss the other footnotes where the impairment was listed).  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.  However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying unaudited consolidated financial statements and the Company’s operations will be materially adversely affected.

On November 30, 2004, the Company entered into a settlement agreement regarding its outstanding obligations under the convertible debentures (see Note 19).

Note 16 Segments and Concentrations

In connection with the sale of AAA in October 2004 (see Notes 18 and 19) the Company only has one reportable and identifiable segment.  Therefore, the presentation of segment analysis pursuant to SFAS No. 131 is not required.  Hospital operations are conducted in Louisiana (Cameron) representing the results of operations of one hospital.

These operations also reflect a 100% concentration in the source of revenues that the Company currently recognizes.   The hospital group in Louisiana includes  a rural hospital and provides medical care as well geriatric psychiatric healthcare to various patients.

Note 17 Restatement

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

D.

Recording a debt discount of $147,024 related to the beneficial conversion feature of the $250,000 compensation convertible debenture (see Note 11(A)) and reversing the prior expense for the beneficial conversion feature calculated at $218,750.

The above items have been recorded retroactive to December 31, 2003 and as such, the accompanying unaudited consolidated financial statements and footnotes reflect these adjustments.

As a result of the restatement, the Company’s restated December 31, 2003 audited consolidated financial statements will reflect a reduction in net loss of $298,750 and corresponding increases to debt issue costs of $55,000 and debt discount of $172,024, a net increase in long term liabilities of $226,726 (includes debt discount of $25,000 associated with beneficial conversion feature netted against the $390,000 as well as debt discount of $147,024 associated with beneficial conversion feature for the $250,000 outstanding convertible debenture) and an increase in deferred equity line  commitment fees (contra equity) of $390,000.

Note 18 Discontinued Operations

On October 12, 2004, the Company sold AAA to an unrelated third party for $15,000.  Pursuant to the terms of the sale, the Company sold all assets except for $845 in patients receivable that had been identified.  In connection with the sale, during the three and nine months ended September 30, 2004, the Company has recognized and charged to operations an impairment of goodwill totaling $528,184. The impairment of goodwill was necessary at September 30, 2004 since the carrying cost exceeded the fair value of this intangible asset. The Company reports the results of AAA’s operations pursuant to SFAS 144, as such; the long-lived assets relating to the Company’s physical therapy operations are being classified as held for sale and are reported as discontinued operations at September 30, 2004.  All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items have been realized and settled within the requisite one-year time period.

The following is a summary of the assets and liabilities of the disposal group at September 30, 2004:

Assets held for sale from discontinued operations:
Property and Equipment, net	$7,103
Goodwill	16,840
$23,943

Liabilities of discontinued operations:
Cash Overdraft	$4,062
Accrued Wages	691
Accrued Liabilities	4,190
$8,943

Note 19 Subsequent Events

On October 11, 2004, the Company issued 2,000,000 shares of its common stock to its Chief Financial Officer at $.01 per share in connection with an employment agreement (see Notes 12(A) and 14).  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $20,000.  The Company also issued 40,000 shares of its common stock to its Director of Corporate Operations at $.01 per share.   The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $400.  These stock issuances are related to compensation and have been charged to the statement of operations accordingly.

On October 12, 2004, the Company sold AAA to an unrelated third party for $15,000.   The results of AAA have been presented as discontinued operations.  All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items have been realized and settled within a one year time period. (See Notes 16 and 18)  As a result of the sale, the Company incurred an impairment charge to goodwill in the amount of $528,184 (See Notes 1 and all others referencing this).

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 excluding related debt discount of $133,330 with Cornell Capital (See Note 11).  In connection with the settlement, the Company has already paid Cornell $150,000.  In accordance with the settlement plan, the Company is required to pay $130,000 on each date of February 15, 2005, May 15, 2005 and August 15, 2005.  Additionally, the Company had accrued an additional $15,000 in connection with the liquidated damages provision of the Registration Rights Provision through November 30, 2004.

The following is a summary of the settlement with Cornell:

Debentures settled	$765,000
Less: debt discount as of November 30, 2004	(133,330)
Debentures, net	631,670
Add: liquidated damages	$52,500

Total debt to be settled	684,170

Less: Total to be paid pursuant to agreement	($540,000)

Expected gain on debt settlement	144,170

Once the settlement payments have been completely remitted, the Company anticipates that the equity line corresponding to the Standby Equity Distribution Agreement will be terminated and therefore no funds will be accessible.

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

General

We are a provider of healthcare services with a primary focus on financially distressed hospitals.  Our strategic business plan contemplates the acquisition and management of financially distressed hospitals and subsequently consolidating and managing them under one central team.  We believe the healthcare industry will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services.  We further believe that the healthcare industry is highly fragmented and there are many facilities currently available for acquisition which have a relatively low price-earnings ratio.

On June 26, 2003, INFe, Inc. n/k/a Pacer Health Corporation (“INFe”) completed a reverse merger with Pacer Health Corporation n/k/a Pacer Health Services, Inc. (“Pacer”) accounted for under the purchase method with Pacer being the accounting acquiror.  In the reverse merger, INFe issued to the sole shareholder of Pacer approximately 111.6 million shares of common stock and 1 share of preferred stock, which has since been converted into 318.8 million shares of common stock.  The reverse merger resulted in the former sole Pacer shareholder owning approximately 90% of the shares of the common stock of Pacer following the merger and the conversion of the preferred stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions

On May 26, 2003, Pacer acquired AAA Medical Center, Inc. (“AAA”), a medical treatment center, for an installment note payable of $800,000 originally due September 26, 2003.  We have satisfied the note payable by issuing approximately 26.7 million shares of restricted common stock to AAA on October 30, 2003.  The merger was accounted for under the purchase method of accounting and included in our financial statements from the date of acquisition.  As a result of our strategy refocus, in October 2004, we have sold AAA to an unrelated third party for $15,000 and accounted for this as Discontinued Operations at September 30, 2004.

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

The net book value of goodwill at September 30, 2004 totaled $737,256.  This amount is inclusive of a goodwill impairment charge of $728,184, $200,000 of which was recorded in June 2003 related to the AAA acquisition and $528,184 which was recorded in September 2004 in connection with the Discontinued Operations of AAA as reported at September 30, 2004.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition and strategy refocus.  We are also required by SFAS 142 to complete impairment tests on goodwill.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,617,918 for the nine months ended September 30, 2004, and a working capital deficiency of $1,559,187, stockholders’ deficiency of $1,263,119 and accumulated deficit of $3,393,844 on September 30, 2004.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate further revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  Certain notes payable assumed in the recapitalization of June 26, 2003 totaling $604,658 remain payable at September 30, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand.  The Company is also in default and has accrued $37,500 in liquidated damages with regards to its filing of the registration statement in connection with its Securities Purchase Agreement.  Furthermore, the Company sold AAA to an unrelated third party for $15,000 and charged an impairment loss on goodwill in the amount of $528,184.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.  However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying unaudited consolidated financial statements and the Company’s operations will be materially adversely affected.

On November 30, 2004, the Company entered into a settlement agreement regarding its outstanding obligations under the convertible debentures.

Restatement of December 31, 2003 Financial Statements

In June 2004, management became aware of certain matters that require the restatement of the December 31, 2003 audited consolidated financial statements presented in Form 10-KSB.  The following reflects what will be restated in the December 31, 2003 audited consolidated financial statements and footnotes:

A.

Reclassification of $80,000 in debt issue costs previously expensed at December 31, 2003.

B.

Recording a liability and deferred commitment fee (component of equity) for $390,000 related to a compensation convertible debenture with Cornell.

C.

Recording a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture.

D.

Recording a debt discount of $147,024 related to the beneficial conversion feature of the $250,000 compensation convertible debenture and reversing the prior expense for the beneficial conversion feature calculated at $218,750.

The above items have been recorded retroactive to December 31, 2003 and as such, the accompanying unaudited consolidated financial statements and footnotes reflect these adjustments.

The Company intends to file its amended 10-KSB in the near future.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes.  The Company also reviews its goodwill for possible impairment; such impairment was determined to exist and as of September 30, 2004, goodwill related to the AAA acquisition was written down by $528,184.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations and franchising.

Intangible Assets

Intangible assets at September 30, 2004 consisted of goodwill of $737,256 which is the result of the acquisition of Cameron. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $528,184 was taken during 2004 and was recorded based upon the required impairment test of the goodwill initially recorded in May 2003 from the AAA acquisition.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings at the date of grant based on the fair value of the stock award; the Company incurred $40,000 of such charges due to the terms of an employment agreement with its Vice President of Finance during the nine months ended September 30, 2004.

In October 2004, $20,000 of such charges due to the terms of an employment agreement with its Chief Financial Officer, and $400 of such charges for services rendered with its Director of Corporate Operations were taken into compensation.

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

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services provided by the Company is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.

(ii) Revenues from Hospital Services

The Company’s Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

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

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2004 was as follows:

Patient accounts receivable	$2,453,602
Allowance for contractual discounts	(1,022,154)
Allowance for doubtful accounts	(779,499)
Patient Accounts Receivable, net	$651,949

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

During the nine months ended September 30, 2004 and 2003, the Company recorded a bad debt expense for doubtful accounts of $779,499 and $0, respectively.

Results Of Operations For The Nine Months Ended September 30, 2004 and September 30, 2003.

Net Revenue

Net revenue for continuing operations for the nine months ended September 30, 2004 and 2003, were $4,437,385 and $0.  The revenues of AAA for 2003 were included as part of discontinued operations.  The increase in revenue was primarily due to our acquisition of our hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for continuing operations for the nine months ended September 30, 2004 and 2003, were $5,401,018 and $51,695.  In the first nine months ended September 30, 2004, operating expenses consisted principally of $1,910,067 in salaries and wages, $779,499 in bad debt expense, $419,777 in insurance expenses, $351,263 in rent expenses, as well as $146,250 in amortization of equity line commitment fees, $21,021 in debt issue cost amortization, and $1,426,135 of general and administrative expenses which included $48,790 of consulting expenses, $690,931 of contract labor and $359,370 of medical supplies.  The expenses of AAA for 2003 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we will be operating for a full year and have expanded operations.

Other Income

Other income for the nine months ended September 30, 2004 and 2003 were $118,986 and $1,496.  Other income consisted primarily of $50,000 in management fees earned from Cameron prior to the acquisition of the hospital, $60,000 in settlement proceeds related to the release of stock held by INFe, and $8,986 of miscellaneous income.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $207,462.  Interest expense was recorded in connection with outstanding notes payable, compensation debenture issued in conjunction with the Standby Equity Distribution Agreement and convertible debentures issued in conjunction with the Standby Equity Distribution Agreement and Securities Purchase Agreement.  We had no interest in the 2003 period.

Net Loss

The net loss for the nine months ended September 30, 2004 and 2003, was $1,617,918 and $254,550, respectfully.  The loss is primarily attributable to operating expenses as discussed above.  During the nine months ended September 30, 2004 and 2003, the Company had a net loss from discontinued operations of $565,809 and $204,351, respectively, which is included in the net loss total.

Segments and Concentrations

In connection with the sale of AAA in October 2004, the Company only has one reportable and identifiable segment.  Therefore, the presentation of segment analysis pursuant to SFAS No. 131 is not required.  Hospital operations are conducted in Louisiana (Cameron) representing the results of operations of one hospital.

These operations also reflect a 100% concentration in the source of revenues that the Company currently recognizes.   The hospital group in Louisiana includes a rural hospital and provides medical care as well geriatric psychiatric healthcare to various patients.

Results of Operations for the Three Months Ended September 30, 2004 and June 30, 2003

Net Revenue

Net revenue for continuing operations for the three months ended September 30, 2004 and 2003, were $1,808,298 and $0.  The increase in revenue was primarily due to our acquisition of our hospital.  The revenues of AAA for 2003 were included as part of discontinued operations.  We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

Operating Expenses

Operating expenses for continuing operations for the three months ended September 30, 2004 and 2003, were $1,734,797 and $41,371, respectively.  In the first three months ended September 30, 2004, operating expenses consisted principally of $912,827 in salaries and wages, $155,931 in insurance expenses, $138,727 in rent expenses, as well as $48,750 in amortization of equity line commitment fee, and $6,932 in debt issue cost amortization, and $636,769 in general and administrative expenses which included $48,790 of consulting expense, $248,753 of contract labor and $184,064 of medical supplies.  These expenses were partially offset by $(336,682) of bad debt expense.  The expenses of AAA for 2003 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2004 as we will be operating for a full year and have expanded operations.

Other Income

Other Income for the three months ended September 30, 2004 and 2003 were $60,021 and $1,496.  This consisted primarily of $60,000 of settlement proceeds related to the release of stock held by INFe.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $54,085.  Interest expense was recorded in connection with outstanding notes payable, compensation debenture issued in conjunction with the Standby Equity Distribution Agreement and convertible debentures issued in conjunction with the Standby Equity Distribution Agreement and Securities Purchase Agreement.  We had no interest in the 2003 period.

Net Loss

The net loss for the three months ended September 30, 2004 and 2003, was $450,841 and $46,277, respectively.  The net loss for the 2004 period is primarily attributable to operating expenses as discussed above.

Liquidity And Capital Resources

We had cash of $332,668 at September 30, 2004.  This excludes the non-cash acquisition of certain assets of Camelot Specialty Hospital of Cameron, LLC by Pacer Health Management Corporation.

Net Cash provided by operating activities during the nine months period ended September 30, 2004 was $166,654, compared to cash used of $63,607 in operating activities for the same period a year earlier which is primarily the result of the discontinued operations.  During the 2004 period, the net cash provided was mainly the result of the net loss of $1,617,918, the impairment of goodwill for discontinued operations of $528,184, and the increase in patient receivables of $242,294, and increase in other receivables of $341,833 offset by bad debt expense of $779,499, increase in accounts payable of $262,868, increase in accrued wages payable of $50,980, amortization of equity line commitment fees of $146,250 and stock issued for services in the amount of $93,496.

Net Cash used in investing activities was $56,231 for the nine months period ended September 30, 2004, compared to $1,558 for the same period in 2003.  The increase in cash used by investing activities was attributable to the fact that the Company purchased $81,231 of equipment offset by $25,000 cash acquired in the acquisition of Cameron during the nine months ended September 30, 2004.

Net Cash provided by financing activities was $97,621 for the nine months period ended September 30, 2004, compared to $62,049 in the same period for 2003.  The net cash provided in the 2004 period was primarily from the proceeds of a $20,000 related party loan and the issuance of $112,500 of convertible debentures, offset by $38,941 of the repayment of a related party loan.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services.  The share of preferred stock was converted into 318,822,903 shares of common stock on January 8, 2004.

Notes payable assumed in the recapitalization of June 26, 2003 totaled $604,658 and remains payable at September 30, 2004.  The notes bear interest ranging from 8% - 12%, are unsecured and are all considered to be in default and due on demand.

In December 2003, the Company executed a Securities Purchase Agreement whereby it shall issue $500,000 of secured convertible debentures.  On December 29, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has elected to restate its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB.  The Company will record a contra liability of $25,000 by debiting debt discount.   In addition, the Company has computed a beneficial conversion feature on this convertible debenture totaling $147,024.  The beneficial conversion feature is also treated in the same manner as a debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These $25,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The total debt discount of $172,024 will be amortized to interest expense over the life of the debt.  During the nine months ended September 30, 2004, amortization was $50,489.  The remaining balance of debt discount at September 30, 2004 was $134,035.

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

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of September 30, 2004, there have been no redemptions or issuance of any warrants.

In connection with the issuance of the $125,000 convertible debenture, the Company recorded a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the nine months ended September 30, 2004, amortization was $4,178.  The remaining balance of the debt discount at September 30, 2004 was $8,322.

A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline.  The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of September 30, 2004, the Company is in default and has accrued $37,500 in liquidated damages (See Note 15).  The lender has not yet demanded payment of the liquidated damages, and as discussed in more detail in Note 19, on November 30, 2004, the Company and Cornell have entered into a settlement agreement to resolve all of the outstanding debentures.

During the nine months ended September 30, 2004, the Company recorded accrued interest with respect to this convertible debenture totaling $10,027 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, since the debenture was immediately convertible, the Company recognized a $67,308 interest expense for a beneficial conversion feature and charged additional paid in capital for the same.

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 29, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.

As of September 30, 2004, the registration statement relating to the SEDA was not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.  On November 30, 2004, the Company entered into a settlement agreement concerning the convertible debenture and the compensation debenture issued under the SEDA.  It is likely the SEDA will be terminated after the payments outstanding under the settlement agreement have been paid by the company.  Accordingly, the SEDA will not provide liquidity for the Company.

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

The commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred equity line commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.

During the nine months ended September 30, 2004, the Company recognized $146,250 as a loan commitment fee expense.  The remaining deferred balance at September 30, 2004 is $243,750.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  The Company had not recorded this at December 31, 2003 and will include this entry as part of the restated consolidated financial statements (see Note 17).  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration statement filed pursuant to the Registration Rights Agreement dated December 29, 2003 effective.  Accordingly, the Company will record a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  As part of the restated consolidated financial statements, there will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

During the nine months ended September 30, 2004, the Company amortized $16,250 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 excluding related debt discount of $133,330 with Cornell Capital.  In connection with the settlement, the Company has already paid Cornell $150,000.  In accordance with the settlement plan, the Company is required to pay $130,000 each on February 15, 2005, May 15, 2005 and August 15, 2005.  Additionally, the Company had accrued an additional $15,000 in connection with the liquidated damages provision of the Registration Rights Provision through November 30, 2004.

In connection with the March 22, 2004 acquisition, the Company acquired a Medicare payable.  The Medicare payable consists of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  During the nine months ended September 30, 2004, the Company repaid $29,596.  At September 30, 2004, Medicare Payable was $957,703.

The Company intends to implement its refocused business strategy largely by the acquisition and management of financially distressed hospital.  The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations.  Specifically, we expect to finance the cost of future business acquisitions by paying cash and/or issuing shares of common stock to the sellers of these businesses in approximately equal values as well as assuming certain liabilities.

The Company believes that cash flows from operating activities and from issuances of debt and common stock will provide adequate funds to meet the ongoing cash requirements of its existing business over the next 12 months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

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

Our prior auditors has advised management that they believe each of these internal controls may constitute a material weakness as defined in Statement of Auditing Standards No. 60.  They believe that certain of these internal control weaknesses may also constitute deficiencies in our disclosure control.  Management does not necessarily agree with the findings of our prior auditors.  Furthermore, management has implemented substantial additional procedures designed to ensure that these internal controls weaknesses do not lead to material misstatements in our consolidated financial statements, including those identified in Section (B) below.  Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

#

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

INFe, in an action filed in a Florida State court in February 2002, INFe was accused of failing to pay certain legal fees.  INFe denied owing the amount in question and engaged counsel to defend its position.  The plaintiff’s motion for a judgment in this matter was reopened by the court.  On December 23, 2003, the Company settled the action with a $20,000 cash payment to be paid out over a 12 month period beginning in January 2004 and the issuance of 1,600,000 shares of common stock to the plaintiff.  The 1,600,000 shares were issued in January 2004.  During the nine months ended September 30, 2004, the Company has paid $17,000 under the terms of this judgment and owes an additional $3,000.

In an action filed in a Florida State court, INFe, was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to INFe for a trial dated June 3, 2003, the former President of INFe failed to appear in court to represent INFe.  As a result of the failure to appear, INFe received an adverse default judgment in the amount of $55,000.  The entire $55,000 has been accrued as a component of notes payable.  The former auditing firm has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

In an action filed in a Virginia State court, INFe, was accused of failing to pay upon a promissory note issued to its former auditing firm.  Upon a summons issued to INFe, the former President of INFe signed a Confession of Judgment evidencing the amount owed to the former auditing firm.  As a result, INFe received an adverse judgment in the amount of $45,000.  The entire $45,000 has been accrued as a component of notes payable. The former auditing firm has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this judgment, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.

During the year ended December 31, 2003, the Company engaged a public relations firm.  Prior to December 31, 2003, the Company dismissed that public relations firm.  At the time of dismissal, the Company owed the public relations firm $19,257 for services rendered by the public relations firm.  The Company has since settled the amount owed.  Under the settlement, the Company will make scheduled monthly payments commencing May 5, 2004 and terminating March 5, 2005.  The Company has paid $5,000 as of September 30, 2004.  The remaining balance at September 30, 2004 is $14,257.

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

In an action filed in a Virginia State Court, INFe was accused of failing to pay back pay owed for services from a former consultant totaling $46,500.  INFe denied owing the amount in question and engaged counsel to defend its position.  The Company settled the action in July 2004.  Under the terms of the settlement agreement, the Company will make a recurring monthly payment of $500 commencing on August 2004 through July 2008.

Prior to the recapitalization with Pacer Health Services, Inc., INFe had outstanding liabilities due to a website developer for $17,158 in addition to a 33% collection fee to cover attorney’s fees.  The developer has begun collection proceedings against INFe.  If the Company is unable to reach an amicable resolution of this liability, the collection proceedings could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations, cash flows, and prospects.  The entire $17,158 has been accrued as of September 30, 2004.

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

On October 12, 2004, the Company issued 2,000,000 shares to its Chief Financial Officer in connection with an employment agreement.

On October 12, 2004, the Company issued 40,000 shares to its Director of Corporate Operations in connection with an employment agreement.

ITEM 3. DEFAULT ON SENIOR SECURITIES

In December 2003, the Company executed a Securities Purchase Agreement whereby it may issue $500,000 of secured convertible debentures.  The Company issued $375,000 of the debentures.  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline   The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.  Accordingly, as the Company’s registration statement is not yet effective, liquidated damages began accruing on April 24, 2004 at $7,500 per month.  As of September 30, 2004, the Company has accrued $37,500 in liquidated damages.  The holder has not yet demanded payment of the liquidated damages.

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

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 which includes the $390,000 compensation debenture issued under the SEDA, but excluding related debt discount of $133,330 with Cornell Capital.  In connection with the settlement, the Company has already paid Cornell $150,000.  In accordance with the settlement plan, the Company is required to pay $130,000 each on February 15, 2005, May 15, 2005 and August 15, 2005.  Additionally, the Company had accrued an additional $15,000 in connection with the liquidated damages provision of the Registration Rights Provision through November 30, 2004.

Pacer (f/k/a INFe, Inc.) issued certain notes payable that were in default prior to its merger with Pacer Health Services, Inc.  These notes continue to be in default and the Company is currently working on settling these notes payable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Employment Agreement dated January 1, 2004	Incorporated by reference to Exhibit 10.13 to Form 10-QSB filed on September 13, 2004
10.14	Employment Agreement dated February 1, 2004	Incorporated by reference to Exhibit 10.14 to Form 10-QSB filed on September 13, 2004
10.15	Employment Agreement dated July 5, 2004	Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed on September 13, 2004
10.16	Settlement Agreement dated November 30, 2004	Provided herewith
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Binding Letter of Interest	Incorporated by reference to Exhibit 99.1 to Form 10-QSB filed on September 13, 2004

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 17, 2004	PACER HEALTH CORPORATION

By: /S/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

Dated: December 17, 2004	PACER HEALTH CORPORATION

By: /S/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, chief executive officer, certify that:

1.

I have reviewed this form 10-QSB for nine months ended September 30, 2004 of Pacer Health Corporation;

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

Date: December 17, 2004	By: /s/ Rainier Gonzalez
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

#

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, chief financial officer, certify that:

1.

I have reviewed this form 10-QSB for the nine months ended September 30, 2004 of Pacer Health Corporation;

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

Date: December 17, 2004	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 17, 2004	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 17, 2004	By: /s/ J. Antony Chi
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