Form 10KSB/A
period 2003-12-31
PACER HEALTH CORP
filed 2005-01-03
CIK 922913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB /A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2003	0-28729

PACER HEALTH CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	11-3144463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street

Miami Lakes, FL 33016

 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Issuer’s telephone number:  (305) 828-7660

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

YES [X]

NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Pacer Health’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[  ]

Check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ]

NO [X]

Based on the closing sale price on April 13, 2004, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $2,579,240.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at September 29, 2004
Common Stock	565,682,228

TABLE OF CONTENTS

PART I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions

PART IV
Item 13	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

SIGNATURES

EXPLANATORY NOTE

      This Form 10-K/A amends the annual report of Pacer Health Corporation on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004. The purpose of this amendment is to:

(1)

Reclassify $80,000 in debt issue costs previously expensed at December 31, 2003,

(2)

Recomputing the beneficial conversion feature in connection with the $250,000 convertible debenture issued to Cornell on December 26, 2003, and reclassifying the amount previously expensed,

(3)

Record a liability and deferred commitment fee for $390,000 related to a compensation convertible debenture, and

(4)

Record a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture.

These changes are reflected in Item 6 — Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7 — Financial Statements.  .

PART I

This Form 10-KSB contains “forward-looking statements” relating to Pacer Health Corporation (“Pacer”) which represent Pacer’s current expectations or beliefs including, but not limited to, statements concerning Pacer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Pacer to continue its growth strategy and competition, certain of which are beyond Pacer’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1.

Business.

--------

General

We are a provider of healthcare services with a primary focus on hospitals, Skilled Nursing Facilities (“SNF”) and Assisted Living Facilities (“ALF”).   Specifically, we intend to focus on acquiring fully operational hospitals, SNF and ALF which currently provide these specific healthcare services and consolidate them under the Pacer brand name. We also operate a medical treatment center that services patients of all ages.   However, we do not currently own any SNF or ALF.   We are attempting to build a national brand in the domestic healthcare industry by acquiring and consolidating various healthcare operations.  We intend to enhance the quality of healthcare experiences for our patients by providing high-quality medical services.

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

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. is the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer.  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer.  Since Pacer Health Services, Inc. is the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.  Accordingly, our financial statements discussed below represent the financial statements of Pacer Health Services, Inc. which reflect the re-capitalization and includes the period from inception to the fiscal year end.   Our principal offices are now located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

On May 26, 2003, we acquired AAA Medical Center, Inc. (“AAA”).  The facility provides rehabilitative therapy to patients of various ages.  The rehabilitative therapy is designed to assist the patient to overcome various sustained injuries.  The majority of the patients who visit AAA have incurred their injury as a result of automobile accidents.  However, AAA services patients regardless of the how the injury was incurred.

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

The Healthcare Industry’s Size a nd Opportunity

Size.  The domestic healthcare industry is a large and growing industry.  Healthcare spending currently represent approximately 15% of the gross domestic product and according to the Center for Medicare and  Medicaid Service (“CMS”) - Office of the Actuary is expected to grow by a projected average annual 7.3% to $3.4 trillion by the year 2012 thereby representing 18.4% of the GDP.  Furthermore, in the same study, hospital spending is expected to nearly double from approximately $520 million to $934.3 million.  Furthermore, nursing home care is also expected to increase from approximately $107 million to $184.8 million.

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

-

Lack of Service Providers.  Due to a lack of financing options, there has been a decrease in new hospitals, skilled nursing facilities and assisted living facilities in the marketplace.  We believe that this will create a critical shortage and need in future years when the “baby boom” generation retires.

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

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC to acquire certain assets used in the operation of South Cameron Memorial Hospital.  See Note 11 – Subsequent Events for further information.

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

Fraud and Abuse Laws. Our participation in the Medicare and/or Medicaid programs is heavily regulated by federal statute and regulation.  Under these regulations, if a healthcare facility fails to comply substantially with the numerous federal laws governing a facility’s activities, the facility’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed.  For example, a healthcare facility may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

-

Making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;

-

Paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or

-

Failing to provide appropriate emergency medical screening services to any individual who comes to a healthcare facility’s campus or otherwise failing to properly treat and transfer emergency patients.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to the receipt of payments from a federal healthcare program.  HIPAA created civil penalties for proscribed conduct, including, but not limited to, upcoding and billing for medically unnecessary goods or services.  It also established new enforcement mechanisms to combat fraud and abuse.  These mechanisms include a bounty system (whereby a portion of the payments recovered is returned to the government agencies) as well as a whistleblower program.  HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

A provision of the Social Security Act, known as the “anti-kickback” (or “fraud and abuse”) statute, prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program.  Violations of the anti-kickback statute are punishable by criminal and civil fines, exclusion from federal and state healthcare programs, and damages up to three times the total dollar amount involved.

The Office of Inspector General is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute.  These regulations are known as the “safe harbor” regulations. The safe harbor regulations do not make conduct illegal, but rather delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute.

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

-

free training for a physician’s office staff, including management and laboratory technique training;

-

guarantees which provide that if the physician’s income fails to reach a predetermined level, the healthcare facility will pay any portion of the remainder;

-

low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the healthcare facility;

-

payment of the costs of a physician’s travel and expenses for conferences;

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

The Social Security Act also includes a provision commonly known as the “Stark Law.”  This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare facilities in which they or any of their immediate family members have ownership or other financial interests.  These types of referrals are commonly known as “self-referrals.”  Sanctions for violating the Stark Law include civil monetary penalties, assessments equal to twice the dollar value of each service and exclusion from Medicare and Medicaid programs.  There are ownership and compensation arrangement exceptions to the self-referral prohibition.  One exception allows a physician to make a referral to a healthcare facility if the physician owns an interest in the entire healthcare facility, as opposed to an ownership interest in a department of the healthcare facility. Another exception allows a physician to refer patients to a healthcare facility in which the physician has an ownership interest if the facility is located in a rural area, as defined in the statute.  There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.  The federal government released regulations interpreting some, but not all, of the provisions included in the Stark Law in January 2002, and the government has said it intends to release additional regulations in the future that will provide a full interpretation of this law.  We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations in its current form.  However, the future issuance of regulations may interpret provisions of the Stark Law in a manner different from the manner in which we have currently interpreted them.  We cannot predict the final form that these regulations will take or the effect those regulations will have on us, including any possible restructuring of our existing relationships with physicians.

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

Corporate Practice of Medicine and Fee-Splitting.  Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own healthcare facilities, from employing physicians.  Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities.  Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements.  These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.  We structure our arrangements with healthcare providers to comply with the relevant state law.  However, we cannot assure you that governmental officials charged with the responsibility for enforcing these laws will not assert that we, or transactions in which we are or may be involved, are in violation of these laws.  These laws may also be interpreted in a manner inconsistent with our current interpretations by the various state courts.

Emergency Medical Treatment and Active Labor Act.  Some of our current facilities and potential acquisitions may be subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”).  The EMTALA imposes requirements as to the care that must be provided to anyone who comes to healthcare facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care.  This federal law requires any healthcare facility that participates in the Medicare program to conduct an appropriate medical screening examination of every person who is presented to the facility’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition.  The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment.  Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs as well as civil monetary penalties.  In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending facility for damages and equitable relief.  A healthcare facility that suffers a financial loss as a direct result of another participating facility's violation of the law also has a similar right.  Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law or others will not assert we are in violation of these laws.

Federal False Claims Act.  Another trend in healthcare litigation is the use of the federal False Claims Act.  The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government.  This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions.  When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim.  There are many potential bases for liability under the federal False Claims Act.  Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly.  Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.

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

Certificates of Need.  The acquisition or construction of new facilities and the addition of new services and expensive equipment at our facility may be subject to state “certificate of need” laws that require prior approval by state regulatory agencies.  These laws generally require that a state agency determine the public need and give approval prior to the acquisition or construction of facilities or the addition of new services.  If we fail to obtain necessary state approval, we will not be able to expand our facility, complete acquisitions or add new services.  Violation of these state laws may result in the imposition of civil sanctions or the revocation of the facility’s licenses.

Privacy and Security Requirements of the Health Insurance Portability and Accountability Act of 1996.  The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data standards for the exchange of information between two parties to carry out financial and administrative activities related to healthcare, including healthcare claims and payment transactions submitted or received electronically.  These provisions are intended to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information.  On August 17, 2000, final regulations were published by the Centers for Medicare and Medicaid Services (a division of the Department of Health and Human Services) establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.  Compliance with these regulations was required by October 16, 2003.  We are currently substantially in compliance with these regulations.  We cannot predict with accuracy the impact that future interpretation of these regulations will have on us.

The Administrative Simplification Provisions also require the Centers for Medicare and Medicaid Services to adopt standards to protect the security and privacy of health-related information.  The Centers for Medicare and Medicaid Services promulgated final regulations containing security standards on February 20, 2003, but compliance with these regulations is not required until April 21, 2005.  These final security regulations would require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted individually identifiable health-related information.  In addition, the Centers for Medicare and Medicaid Services released final regulations containing privacy standards in December 2000.  These privacy regulations became effective April 14, 2001, and compliance with these regulations was required by April 14, 2003.  In addition, on August 14, 2002, the Centers for Medicare and Medicaid Services made additional changes to the privacy regulations to remove consent requirements which were anticipated to hinder access to care as well as to clarify other provisions related to oral communications, parental access to their children’s records and to prohibit certain marketing without patient authorization.  The privacy regulations, including modifications, will extensively regulate the use and disclosure of individually identifiable health-related information and a patient’s rights to his or her health information.  The security regulations and the privacy regulations could impose significant costs on our current facilities and future acquisitions in order to comply with these standards.  We cannot predict with accuracy the impact that these final regulations, when fully implemented, will have on us.  If we violate these provisions of HIPAA, we can be subject to monetary fines, penalties and criminal sanctions.

PAYMENT

Medicare.  Under the Medicare program, healthcare facilities are paid for inpatient and outpatient services performed by them.

Payments for inpatient acute services are generally made pursuant to a prospective payment system . Under PPS, healthcare facilities are paid a prospectively determined amount for each discharge based on the patient’s diagnosis.  Specifically, each discharge is assigned to a diagnosis related group, commonly known as a “DRG,” based on the patient’s condition and treatment during the relevant inpatient stay.  This assignment also affects the prospectively determined capital rate paid with each DRG.  Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis.  DRG payments do not consider the actual costs incurred by a facility in providing a particular inpatient service.  However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the healthcare facility is located.  In addition to DRG and capital payments, healthcare facilities may qualify for “outlier” payments when the relevant patient’s treatment costs exceed a specified threshold.  Certain healthcare facilities may qualify for disproportionate share payments when their percentage of low-income patients exceed specified thresholds.

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

The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997.  Under the Balanced Budget Refinement Act of 1999, outpatient payment reductions for non-urban healthcare facilities with 100 beds or less were mitigated through a “hold harmless” provision until December 31, 2003.  Payment reductions under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban healthcare facilities will be mitigated through a corridor reimbursement approach, where a percentage of such reductions were reimbursed through December 31, 2003.

Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation, mandated swing bed facilities and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care.  The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and swing bed facilities that commenced in July 1998 and was implemented progressively through June 2003.  Under the Benefits Improvement and Protection Act of 2000, the skilled nursing facility PPS was increased to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003. BIPA also required rates for certain categories to be increased by 6.7% effective April 1, 2001, which is still in effect.  The Balanced Budget Refinement Act of 1999 provided for a 20% increase for certain categories effective April 1, 2000, which also is still in effect.

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

Commercial Insurance.  Our healthcare facility provides services to individuals covered by private healthcare insurance.  Private insurance carriers pay our facility or in some cases reimburse their policyholders based on the facility’s established charges and the coverage provided in the insurance policy.  Commercial insurers are trying to limit the payments for healthcare services by negotiating discounts.  Reductions in payments for services provided by our facility to individuals covered by commercial insurers could adversely affect us.

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

Pacer Has Historically Generated Losses And Losses May Continue In The Future.

Since our inception we have not been profitable and have generated losses.  Operating Loss was $ 528,086 , excluding interest, for the year ended December 31, 2003.  Our accumulated deficit was $ 1,775,926 as at the end of December 31, 2003.  Future losses are likely to occur, as we are dependent on spending money to expand our operations.  No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

Pacer May Need To Raise Additional Capital Or Debt Funding To Sustain Operations.

Unless Pacer can become profitable with the existing sources of funds it has available and its sales efforts, we will require additional capital to sustain operations .  Furthermore, we may need access to additional capital or additional debt financing to implement our strategic business plan which includes expand ing our business.   We may access this additional capital through our Standby Equity Distribution Agreement with Cornell Capital.  Based on our current budget assessment, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations and achieve our objectives for the next 12 months.  We believe we cannot continue beyond 6 months without this additional funding.   In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable operations we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  Our inability to obtain adequate financing will result in the need to reduce the pace of business operations.  Any of these events could be materially harmful to our business and may result in a lower stock price.

Our Independent Auditors Issued A Going Concern Opinion In Our Financial  Statements For The Period May 12, 2003 (inception) through December 31, 2003, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding.

Our independent auditors have added an explanatory paragraph in connection with our financial statements for the period May 12, 2003 (inception) through December 31, 2003, which states that the financial statements raise substantial doubt as to Pacer’s ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Based on our current budget assessment, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On  December 31, 2003 Were Not Sufficient To Satisfy Our Current Liabilities.

We had a working capital deficit of $ 1,341,500 at December 31, 2003, which means that our current liabilities as of that date exceeded our current assets on December 31, 2003 by $1,341,50 0 ..  Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date.  If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

We May Incur Unexpected Liabilities When We Acquire Businesses.

During the acquisition process, we may not discover some of the liabilities of the businesses we acquire.  These liabilities may result from a prior owner’s non-compliance with applicable federal, state or local laws.  For example, we may be liable for the prior owner’s failure to pay taxes or comply with environmental regulations.  Environmental liabilities could arise regardless of whether we own or lease our properties.  While we will try to minimize our potential exposure by conducting investigations during the acquisition process, we will not be able to identify all existing or potential liabilities.

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

We May Be Subject to Actions Brought by Individuals on the Government’s Behalf Under the False Claims Act’s “Qui Tam” Provisions.

The “Qui Tam” or whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government.  The False Claims Act defines the term “knowingly” broadly.  Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.  In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

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

Certificate of Need Laws and Licensing Regulations May Prohibit or Limit Any Future Expansion By Us In Some States.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on a state’s determination of need for additional or expanded healthcare facilities or services.  Florida requires a certificate of need for capital expenditure exceeding a prescribed amount, changes in bed capacity or services and certain other matters.  We may not be able to obtain certificates of need required for expansion activities in the future.  If we fail to obtain any required certificate of need or licenses, our ability to operate or expand could be impaired.

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

We Depend Heavily on Senior Management.

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management , including our current Vice-President of Finance David Byrns, and the senior management of the companies we acquire.  Our employment agreement with Mr. Gonzalez will terminate on December 31, 2005.  We do not have “key person” life insurance policies covering any of our employees.  We will likely also depend on the senior management of any significant business that we acquire in the future.  If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

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

Our Stock Price May Be Volatile.

The market price for our common stock has been volatile and may be affected by a number of factors, including the announcement of acquisitions or other developments by us or our competitors, quarterly variations in our or other healthcare industry participants’ results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the healthcare industry, sales of a substantial number of shares of our common stock in the public market, general market conditions, general economic conditions and other factors.  Some of these factors may be beyond our control or may be unrelated to our results of operations or financial condition.  Such factors may lead to further volatility in the market price of our common stock.

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

We have entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement with Cornell Capital Partners, LP.  Cornell Capital may convert its convertible debentures issued under the Securities Purchase Agreement into shares of Pacer’s common stock, at a conversion price which is at a 20% discount to the market price, and Cornell Capital may purchase Pacer’s shares of common stock under the Standby Equity Distribution Agreement, which purchase price is effectively at a 3 % discount to the market price.  The subsequent sale of such shares by Cornell Capital could cause significant downward pressure on the price of Pacer’s common stock.  This is especially the case if the shares being placed into the market exceed the market’s demand for the shares of Pacer’s common stock.  As the stock price of Pacer’s common stock declines, Cornell Capital will be entitled to receive an increasing number of shares under the Standby Equity Distribution Agreement and convertible debentures.  The sale of such increasing number of shares by Cornell Capital could cause further downward pressure on the stock price to the detriment and dilution of existing and new investors.   The Company has entered into an agreement to settle the outstanding debenture which will likely lead to the termination of the Standby Equity Distribution Agreement.

Further, there is no maximum number of shares Pacer might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the Standby Equity Distribution Agreement and the related convertible debentures, except for the 9.9% limitation on Cornell Capital’s ownership interest in Pacer at any one time.  However, Cornell Capital may acquire a number of shares that far exceeds this limit, through the continual purchase and sale of shares.

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

In many circumstances the provision of a Standby Equity Distribution Agreement or convertible debentures for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if Pacer has not performed in such a manner to show that the equity funds raised will be used to grow Pacer.  Such an event could place further downward pressure on the price of common stock.

Under the terms of our Standby Equity Distribution Agreement, Pacer may request numerous draw downs pursuant to the terms of the agreement.  In addition, our outstanding convertible debentures are convertible at a discount to the market price of our common stock.  As a result, the opportunity exists for short sellers and others to contribute to the future decline of Pacer’s stock price.  Persons engaging in short-sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales.  To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales.  Because the debentures are convertible at a discount to market, it is possible that the debentures could be converted if the market price of our common stock declines, thus, supplying any short sellers with the opportunity to cover their short positions.  By contrast, a person owning a long position in a stock, first purchases the shares at the then market price, if the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long-position in the stock.

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

The Sequential Purchase And Sale Of Market-Price Based Securities In The Context Of A Declining Market Price Could Result In A Change Of Control.

In the event of a decline in the market price of Pacer’s common stock, through the purchase and conversion of shares under the Standby Equity Distribution Agreement and convertible debentures, the subsequent resale of such shares could result in Pacer issuing a sufficient number of shares of common stock registered in this offering, which if held by one or more stockholders working together, could result in a change of control.  As of January 31, 2004, our Chairman of the Board and Chief Executive Officer owns approximately 84% of the outstanding common stock.  If at a recent price of $0.02, we were to issue approximately 500,000,000 shares to fully utilize the Standby Equity Distribution Agreement, one or more stockholders working together could obtain such issued shares and possess an ownership of stock that is greater than 50% of the outstanding stock after such issuance which would result in a change of control.

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

Under The Standby Equity Distribution Agreement Cornell Capital Partners Will Pay Less Than The Then-Prevailing Market Price Of Our Common Stock.

The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 3% discount to the lowest closing bid price for the five days immediately following the notice date of an advance.   Accordingly, Cornell Capital may have an incentive to immediately sell the shares in order to realize gains on the discount.  These discounted sales could cause the price of our common stock to decline by creating an environment whereby there is more demand for selling our stock than demand to purchase our stock.   In addition, Cornell Capital Partners will retain 5% from each advance.

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed.

We are dependent on external financing to fund our operations.  Our financing needs are expected to be partially provided from the Standby Equity Distribution Agreement.  No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum draw down of $105,000 during any five trading day period.  In addition, at a recent price of $0.02, we would need to issue approximately 500,000,000 shares to fully utilize the Standby Equity Distribution Agreement.  We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares.  Should we not receive an affirmative vote, we may not be able to access sufficient funds to fully fund operations or fully implement our strategic business plan.  Furthermore, a decrease in stock price would result in our issuance of additional shares in order to fully utilize the Standby Equity Distribution Agreement.

We May Not Be Able To Draw Down Under The Standby Equity Distribution Agreement If The Investor Holds More Than 9.9% Of Our Common Stock.

In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of Pacer, we will be unable to draw down on the Standby Equity Distribution Agreement.  Because Cornell Capital Partners is not limited by a percentage ownership limitation with respect to converting the convertible debentures, a possibility exists that Cornell Capital Partners may own more than 9.9% or Pacer’s outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement.  In that event, if we are unable to obtain additional external funding or generate revenue from the sale of our products, we could be forced to curtail or cease our operations.

We Are Subject to Current Legal Claims and May Be Subject To Future Legal Claims And Could Be Required to Pay Significant Damages, Which May Not Be Covered By Insurance .

We are and may be subject to various lawsuits and other claims, which we have or may settle.  We expect to maintain general liability insurance in amounts that we believe are appropriate for our operations to mitigate such risk.  However, it is possible that there may be successful claims against us in the future for amounts which exceed those set forth in the coverage amounts.  This could have an adverse effect on our financial condition. Furthermore, we may not be able to obtain adequate insurance coverage with acceptable deductible amounts at a reasonable cost.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 6, 2003, at a special shareholders’ meeting, the shareholders of Pacer: (i) elected the current directors of Pacer; (ii) approved a change in the name of the Company from Infe, Inc. to Pacer Health Corporation; and (iii) approved an increase the number of shares of common stock of the Company authorized for issuance to 930,000,000 shares.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common stock began trading on the NASDAQ Over-the-Counter (OTC) Market under the symbol “PHLH” on February 20, 2004.  Prior to that date, our common stock traded under the symbol “INFE”.  The Number of registered stockholders on December 31, 2003 was 154 based on information furnished to us by our transfer agent.

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

Penny Stock

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2003, Pacer issued the following unregistered securities:

Amount of Shares Issued	Date Issued	Issued To	Purpose
833,334	10/29/03	Eric Pantaleon, Director	Price- $0.03 Board Compensation $25,000 per annum
833,334	10/29/03	Alfredo Jurado, Director	Price- $0.03 Board Compensation $25,000 per annum
1,000,000	10/30/03	Tina Vidal	Price- $0.03 Consideration of Employment Services - $30,000
26,666,700	10/30/03	Andres Mendes	Price- $0.03 Payment for Promissory note in amount of $800,000
50,000	12/2/03	Jose Burgos	Price- $0.03 Consideration of Loan
50,000	12/2/03	Aimee Burgos	Price- $0.03 Consideration of Loan
300,000	12/23/03	Caridad Gomez	Price- $0.01 Payment For Promissory Note - $3,000
700,000	12/23/03	Carlos Loro	Price- $0.01 Payment For Promissory Note - $7,000
1,600,000	12/31/03	James Dodrill	Price- $0.03 Payment For Settlement of Outstanding Liability

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  Under the terms of the convertible debenture, the holder, at its option, may convert at any time, and from time to time, until the debenture is paid in full.  .  The conversion shall occur at the price per share equal to the lesser of an amount equal to 120% of the closing price of the Company’s common stock as of the commitment date or an amount equal to 80% of the lowest daily closing price of the Company’s common stock as of for the five trading days preceding the date of conversion.  In connection with the issuance, the Company recorded a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  There will be no recognition given to amortization of the debt discount as of December 31, 2003 since the amount was not material. Furthermore, the Company recorded a beneficial conversion feature of $147,024.  The beneficial conversion feature will be directly offset against the gross convertible debentures balance outstanding.  The beneficial conversion feature will be amortized to interest expense over the life of the debt.  No recognition is given to amortization of the debt discount as of December 31, 2003 since the amount was not material.

In connection with the Standby Equity Distribution Agreement, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under the Standby Equity Distribution Agreement.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a provider of healthcare services with a primary focus on hospitals, Skilled Nursing Facilities and Assisted Living Facilities.   Specifically, we intend to focus on acquiring fully operational hospitals, SNF and ALF which currently provide these specific healthcare services and consolidate them under the Pacer brand name. Our strategic business plan contemplates the acquisition of hospitals, SNFs, ALFs, and medical treatment centers and subsequently consolidating and managing them under one central team.  We believe the healthcare industry will grow substantially over the next thirty years with the advanced aging of the baby boomers and their need for these facilities and services.  We further believe that the healthcare industry is highly fragmented and there are many facilities currently available for acquisition which have a low relatively price-earnings ratio.

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

The net book value of goodwill at December 31, 2003 totaled $545,024, which represents 70.35 % of the total assets at that date.  This amount is after a goodwill impairment charge of $200,000, which was recorded in June 2003.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in our evaluating our goodwill in June 2003 after the completion of the AAA acquisition.   The test was performed due to circumstances, as set forth under SFAS 142, arising from our acquisition of AAA, specifically unanticipated competition and a significant decline in patient volume, and fair value was determined using a discounted cash flow analysis as prescribed by SFAS 142.   We are also required by SFAS 142 to complete impairment tests on goodwill as of December 31, 2003.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  Furthermore, goodwill is expected to increase, principally as a result of future business acquisitions.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Pacer’s strategic plan contemplates the closure or relocation of healthcare facilities if such action results in lower expenses for the operation.  The closures or relocations will be determined on a case-by-case basis.  This determination is expected to occur mainly during the projected two-year development period following the acquisition.  The decision to close or relocate a healthcare facility will be made after completion of the acquisition’s development plan and will be based on various factors including, but not limited to, cost of the occupancy, quality of real estate location, expected growth and demographic trends and facility contribution.

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

As of December 31, 2003, the Company had distributed its ownership of INFe-Ventures, Inc., INFe-Technologies, Inc., INFe-Relations, Inc., IT*CareerNet.com, Inc. and NetMarketing.com, Inc. (collectively “Distributing Subsidiaries”) to the former officers and directors.  The distributing subsidiaries retained the INFe name in consideration of their current business.  We have retained ownership of INFe-Holdings, Inc. (“Holdings”).

GOING CONCERN

As reflected in Pacer’s financial statements for the period ended December 31, 2003, Pacer’s accumulated deficit of $ 1,775,926, and its working capital deficiency of $1,341,50 0 raise substantial doubt about its ability to continue as a going concern.  The ability of Pacer to continue as a going concern is dependent on Pacer’s ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. Management intends to raise sufficient capital through the Standby Equity Distribution Agreement executed with Cornell Capital on December 26, 2003.  Should the Company fail to raise sufficient capital, the Company may not be to complete implementation of its business plan.   The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Pacer is unable to continue as a going concern.

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

In December 2002, SFAS No.  148,    “ Accounting   for   Stock-Based Compensation - Transition and Disclosure, ” was issued. This pronouncement amends SFAS No. 123 , “ Accounting for Stock-Based Compensation ,” and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

On June 20, 2002, INFe had issued 950,000 warrants to various consultants in exchange for their services.  These warrants have a n exercise price of $.50 per share and expire over a five-year period.  The warrants were assumed by the Company in the reverse merger.  No warrants were granted during the period ended December 31, 2003.

RESULTS OF OPERATIONS

Upon the consummation of the reverse merger between INFe and Pacer Health Services, the Company redefined the manner in which the operating results are evaluated and reported. The results of INFe are no longer included with the results of Pacer as the transaction was accounted for as a recapitalization of Pacer.

The table below presents the results of operations through operating income (loss) of Pacer for the period ended December 31, 2003.

For Period Ended December 31, 2003
Patient Revenue	199,789
Operating Costs
Professional Fees	160 ,798
Advertising Costs	79,343
Payroll and Related Expenses	67,260
Other, General and Administrative	2 20 ,474
Total Operating Costs	527,875
Operating Income (Loss), Excluding Goodwill	(3 28 ,086)

Revenue includes reimbursement amounts billed to private insurance companies.   These amounts are shown at the gross amount billed less contractual allowances ..   R evenue was $199,789 for the period ended December 31, 2003.

Advertising costs for the period ended December 31, 2003 was $79,343.  This consisted primarily of costs and commissions paid to an advertising firm.  See Note 10 – Related Party Disclosure.

Contracted Medical Personnel for the period ended December 31, 2003 was $63,426.  This consisted primarily of payments to doctors, physician’s assistants, therapists and billing and collection agents.

General and administrative costs for the period ended December 31, 2003 were $11 2 ,206.  This consisted of compensation expense, miscellaneous operating expense and related overhead.

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

During the period ended December 31, 2003, we incurred a total of $ 50 ,127 in accounting and legal costs primarily in connection with our merger with Pacer Health Services.  We expensed these costs during the period in which they were incurred.

The Company incurred interest expense of $ 26,589 during this period as a result of outstanding notes payable incurred by INFe prior to its merger with Pacer.  We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations.   Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $124,6 25 as of December 31, 2003.   Cash used in operations was $1 10,413 inclusive of the unfavorable impact of $50 ,127 in accounting and legal costs paid primarily in connection with our merger with Pacer Health Services.

We completed our acquisition of AAA by issuing a note payable which totaled $800,000, as more fully described in the preceding section entitled “Acquisitions”.  Capital expenditures during the year ended December 31, 2003 totaled $1,100.  Capital expenditures include computer hardware, software, and medical equipment.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services.  The share of preferred stock has since been converted into 318,822,903 shares of common stock.

In October 2003, we issued 26,66 6 ,700 shares of our common stock in connection with our acquisition of AAA to satisfy the outstanding note payable we issued to acquire substantially all the assets of AAA.

In December 2003, the Company executed a Securities Purchase Agreement whereby it shall issue $500,000 of secured convertible debentures of which $250,000 was issued (See below).  A related Registration Rights Agreement requires the Company to register 156,250,000 common shares underlying the convertible debentures.  Such registration statement was filed by the January 25, 2004 deadline.  The registration statement was required to become effective within 90 days of the filing deadline.  A liquidated damages amount is due to the lender at 2% per month of the outstanding debenture balance starting after expiration of the 90 day period.

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  Under the terms of the convertible debenture, the holder, at its option, may convert at any time, and from time to time, until the debenture is paid in full.  .  The conversion shall occur at the price per share equal to the lesser of an amount equal to 120% of the closing price of the Company’s common stock as of the commitment date or an amount equal to 80% of the lowest daily closing price of the Company’s common stock as of for the five trading days preceding the date of conversion.  In connection with the issuance, the Company recorded a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  There will be no recognition given to amortization of the debt discount as of December 31, 2003 since the amount was not material. Furthermore, the company recorded a beneficial conversion feature of $147,024.  The beneficial conversion feature will be directly offset against the gross convertible debentures balance outstanding.  The beneficial conversion feature will be amortized to interest expense over the life of the debt.  There will be no recognition given to amortization of the debt discount as of December 31, 2003 since the amount was not material.

All debentures under the Securities Purchase Agreement not converted by their respective maturity date, shall automatically convert at the appropriate conversion rates discussed above.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of December 31, 2003, there have been no redemptions or issuance of any warrants.

In connection with the Standby Equity Distribution Agreement, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The Company has the right to redeem the debenture upon thirty days notice for 120% of the amount redeemed plus accrued interest.  The Commitment fee in the form of the compensation convertible debenture was required in order for the Company to be able to access capital under their Standby Equity Distribution Agreement.  If the debenture is not converted by the maturity date, it shall automatically convert using the above conversion rate.

At December 31, 2003, the Company’s convertible debentures consisted of the following:

Convertible Debenture dated December 29, 2003	$250,000
Compensation Convertible Debenture dated December 29, 2003	390,000
640,000
Less: beneficial conversion feature	(163,274)
Less: debt discount	(25,000)
Convertible Debentures , net	$451,726

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of December 31, 2003, the registration statement relating to the SEDA was not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 26, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer will issue stock to the registered broker-dealer as a one-time placement agent fee.

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

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration statement filed pursuant to the Registration Rights Agreement dated December 26, 2003 effective.  Accordingly, the Company recorded a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  There will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 , “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities.  This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial position, results of operations or cash flows.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on For m 10-KSB, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Form 10-KSB and the following:

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 10, 2004, the Board of Directors dismissed Bagell Josephs & Co. as the independent auditor and engaged Ahearn Jasco + Company, P.A.  Neither of the principal  accountant’s reports for the past two years contained any adverse opinion or disclaimer, nor were they modified as to uncertainty, audit scope or accounting principles; however, the report for the past two years has been modified to include an emphasis paragraph indicating that substantial doubt existed about Pacer’s ability to continue as a going concern.  The decision to change accountants was approved by the Board of Directors.  There were no disagreements with former or current independent auditors.

ITEM 8A.

CONTROLS AND PROCEDURES

 (A)

Evaluation Of Disclosure Controls And Procedures

Our auditors advised management that during the course of the audit, they noted deficiencies in internal controls relating to:

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

Our auditors have advised management that they believe each of these internal controls may constitute a material weakness as defined in Statement of Auditing Standards No. 60.  They believe that certain of these internal control weaknesses may also constitute deficiencies in our disclosure control.  Management does not necessarily agree with the findings of our prior auditors.  Furthermore, management has performed substantial additional procedures designed to ensure that these internal controls weaknesses did not lead to material misstatements in our consolidated financial statements.  Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(B)

Changes In Internal Controls Over Financial Reporting

We have implemented additional procedures as corrective actions as of the date of this amended report on Form 10-KSB.  Such procedures include:

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 12, 2004, the directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position	Period Served (1)

Rainier Gonzalez	31	Chairman, CEO, President and Secretary	June 2003 to date
Eric Pantaleon, M.D.	41	Director	July 2003 to date
Alfredo Jurado	31	Director	July 2003 to date
David L. Byrns	46	Vice-President of Operations	January 2004 to date

There are no family relationships between or among the directors, executive officers or any other person. None of Pacer’s directors or executive officers is a director of any company that files reports with the SEC. None of Pacer’s directors have been involved in legal proceedings.

Pacer’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Pacer’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

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

Eric Pantaleon, M.D., Director.  Dr. Pantaleon has been a director of the Company since July 2003.  Dr. Pantaleon has been a pediatrician in private practice since 1994, and is an active member of the American Academy of Pediatrics.  He is also a pediatric clinical instructor at the University of Miami - Jackson Memorial Medical Center, and serves as an assistant pediatric clinical instructor at Nova Southeastern University.  From 1990 to 1993, he was a resident in training at the Jersey Shore Medical Center, where he served on the hospital’s Medical Education Committee and was president of the Residents House Staff.  Dr. Pantaleon completed both his pre-medical and doctoral education at the Universidad Nacional Pedro Henriquez Urena in Santo Domingo, Dominican Republic.

Alfredo Jurado, Esq., Director.  Mr. Jurado has been a director of the Company since July 2003.  Mr. Jurado is co-owner and general counsel of First USA Title Services, a Miami-based financial services firm, which he joined in 2002.  From 1998 to 2002, Mr. Jurado worked for the Florida State Attorney’s Office, where he served as a county court prosecutor, a county court supervisor and, most recently, a felony trial unit prosecutor in Florida’s 17th Judicial Circuit.  In 1997, he served as a certified legal intern in the 11th Judicial Circuit of the Florida State Attorney’s Office, and in 1996, he served as a law clerk for the Honorable Judge Scott Silverman, also of the 11th Judicial Circuit.  Mr. Jurado earned his bachelor’s degree in criminal science from Florida International University in 1995, and his law degree, cum laude, from Nova Southeastern University, Shepard Broad Law Center, in 1998.

David L. Byrns, Vice-President of Operations.  Mr. Byrns has been with the Company since January 31, 2002.  Prior to joining the Company, Byrns served as interim CFO of South Shore Hospital, a 196-bed, not-for-profit medical center in Miami Beach, Florida.  From 1992 to 2002, he served as CFO, COO and systems administrator at Palm Springs General Hospital, one of the few privately-owned, for-profit medical facilities in Florida.  In this capacity, he managed all of the hospital’s financial operations, cash management, information systems, insurance, ancillary departments and regulatory agency reporting. Byrns previously served as controller at Hollywood Medical Center, where he managed financial operations, information systems, budgeting and regulatory agency reporting.  He also was an assistant controller at the east regional office of Nu-Med, where his responsibilities included consolidation of financial statements for seven rural hospitals in five states.  Byrns holds a bachelor’s degree in business administration from the University of Louisville, as well as a master’s degree in hospital management from St. Thomas University.  He served in the United States Army for nine years while completing his education, and achieved the rank of staff sergeant before his honorable discharge in 1985.

Board Meetings And Committees

During the fiscal year ended December 31, 2003, the Board of Directors of the Company met on at least one occasion.  All the members of the Board attended the meetings.  The Board does not currently have an Audit Committee to review the internal accounting procedures of the Company and to consult with and review the services provided by the Company’s independent accountants. The Board does not currently have a Compensation Committee.  There are no other committees of the Boards of Directors.

Compensation Of Directors

For his or her service on the Board of Directors, each director shall be compensated as follows: (i) seven hundred dollars ($700.00) for each meeting of the Board of Directors attended by such director for reimbursement of expenses; and (ii) twenty-five thousand dollars ($25,000.00), per annum, in the form of common stock, vested after a period of one year from the date of such director’s appointment to the Board of Directors.

Section 16(a) Beneficial Ownership

Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Pacer’s officers and directors, and persons who beneficially own more than ten percent of a registered class of Pacer’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pacer with copies.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company’s President and Chief Executive Officer, and Thomas Richfield, the Company’s former President and Chief Executive Officer (the “Named Executive Officers”) for the fiscal years ended December 31, 2003, 2002 and 2001.  No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Rainier Gonzalez, Chairman, CEO and President	2003	$--	--	--	--

Thomas Richfield, Chairman,	2002	$200,000(1)	--	$108,144(2)	1,500,000
CEO and President	2001	$200,000(3)	--	$132,801(4)	--
	2000	$200,000(5)	-	$385,881(6)	--

(1)

In lieu of payment of the base salary of $200,000, Mr. Richfield was issued 5,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of salary as at November 30, 2002 , which was settled as a result of the merger with Pacer ..

(2)

Represents 5,000,000 shares of common stock (post-split) valued at $100,000 in lieu of salary and 232,672 shares of common stock valued at $8,144 in lieu of bonus.

(3)

In lieu of payment of the base salary, Mr. Richfield was issued 2,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of salary as at November 30, 2001 , which was settled as a result of the merger with Pacer ..

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

Based on the information available to the Company’s current management, the above executive compensation reflected as being paid to Mr. Richfield reflects the actual compensation paid to Mr. Richfield who is a former executive officer of the Company.

Aggregated Options Exercises In Fiscal 2003 And Year-End Option Values

There were no Option Exercises in the last two fiscal years.

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of December 31, 2003.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2003 Exercised/Unexercised	Value of Unexercised Shares In the Money Options at 12/31/2003(1) Exercised/Unexercised

Thomas M. Richfield	--	--	--	--
Rainier Gonzalez	--	--	--	--

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

Employment Agreements

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commence on January 1, 2004 and provides for a base salary of $19 1,20 0 per annum.

Pacer currently has an employment agreement with its Vice-President of Operations, David L. Byrns.  The agreement commence on January 31, 2004 and provides for a base salary of $150,000 per annum and ten million shares to be issued over a period of five years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect of the beneficial ownership as of April 12, 2004 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer’s common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Rainier Gonzalez	430,422,903	76.12%
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	Eric Pantaleon	833,334	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	Alfredo Jurado	1,047,334	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	David L Byrns 7759 N.W. 146 Street Miami Lakes, FL 33016	2,050,000
All Officers And Directors As A Group (6) Persons		436,520,237	77.19%

_______________

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

Securities Authorized For Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
TOTAL	--	--	--

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, Pacer has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Pacer’s common stock, except as disclosed in the following paragraphs.

During the year ended December 31, 2003, the Company received loans at various times from its principal shareholder, who also serves as its Chief Executive Officer and Chairman of the Board.  As of December 31, 2003, the amount due to the principal shareholder was $65,470.  The funds received from these loans were used for general working capital.  The loans bear an interest of 8% per annum.

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

(b)

Reports on 8-K.   No Form 8-K (or amendment to Form 8-K) was filed during the 4th quarter of the fiscal year.

(c)

Exhibits.

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 2 9 , 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 2 9 , 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 2 9 , 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 2 9 , 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 2 9 , 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 2 9 , 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 2 9 , 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 2 9 , 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 2 9 , 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
14.1	Code of Ethics	Provided herewith.
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

Pacer incurred fees to Ahearn Jasco + Company, P.A. of $ 15,000 for auditing work and services related to the review of various SEC Filings.  Ahearn Jasco + Company, P.A. has provided no other services to Pacer other than those described above.  The board of directors had pre-approved all work to be done by Ahearn Jasco + Company, P.A., which included audit work and review of various SEC Filings.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Stockholders’ Deficit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period May 12, 2003 (inception) through December 31, 2003 (as restated – see Note 13).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation and its subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the period May 12, 2003 (inception) through December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered cumulative losses from operations since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.

Certified Public Accountants

Pompano Beach, Florida

April 3, 2004, except for the information related

     to the restatement presented in Note 13, for

     which the date is December 15, 2004

PACER HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
ASSETS
RESTATED
(NOTE 13)
CURRENT ASSETS:
Cash	$ 124,625
Reimbursement receivables, net	37,707

TOTAL CURRENT ASSETS	162,332

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,703	12,397

OTHER ASSETS:
Debt Issue Costs	55,000
Goodwill, net	545,024

TOTAL OTHER ASSETS	600,024

TOTAL ASSETS	$ 774,753

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes Payable	$ 515,237
Accrued and other liabilities	988,595

TOTAL CURRENT LIABILITIES	1,503,832

LONG-TERM OBLIGATIONS:
Convertible debentures, net of discount of $188,274 (Note 4)	451,726

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, Designated Class A Convertible, 1 share issued
and outstanding	-
Common stock, $.0001 par value; 930,000,000 shares
authorized, 190,507,135 shares issued and outstanding	19,051
Stock issued as collateral, shares of common stock (3,000,000 shares)	(135,000)
Additional contributed capital	1,101,070
Accumulated Deficit	(1,775,926)
Less: Deferred Loan Commitment Fees	(390,000)

TOTAL STOCKHOLDERS' DEFICIT	(1,180,805)

TOTAL	$ 774,753

See notes to consolidated financial statements.
F-2

PACER HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 12, 2003 (inception) THROUGH DECEMBER 31, 2003
RESTATED
(NOTE 13)
NET PATIENT SERVICE REVENUE	$ 199,789

OPERATING EXPENSES:
Professional fees	160,798
General and administrative	112,206
Advertising	79,343
Payroll and related expenses	67,260
Contracted medical personnel	63,426
Occupancy	44,842
Impairment of goodwill	200,000

TOTAL OPERATING EXPENSES	727,875

LOSS FROM OPERATIONS	(528,086)

INTEREST EXPENSE	26,589

NET LOSS BEFORE PROVISION FOR INCOME TAX	(554,675)

PROVISION FOR INCOME TAXES	-

NET LOSS	$ (554,675)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.006)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	97,763,512

See notes to financial statements.
F-3

PACER HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD MAY 12, 2003 (inception) THROUGH DECEMBER 31, 2003
RESTATED
(NOTE 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (554,675)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,703
Common stock issued for services	131,000
Collections on pre-acquisition patient receivables	44,318
Impairment of goodwill	200,000
Balances of certain assets and liabilities:
Reimbursement receivables, net	(37,707)
Accounts payable and accrued liabilities	104,948

NET CASH USED IN OPERATING ACTIVITIES	(110,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,100)
Cash acquired in AAA Medical acquisition	2,658

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debenture, net	170,000
Proceeds from long-term debt	86,940
Repayments on long-term debt	(23,460)

NET CASH PROVIDED BY FINANCING ACTIVITIES	233,480

CASH, December 31, 2003	$ 124,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$ -
Cash paid during the year for income taxes	$ -

See notes to financial statements.
F-4

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the period ended December 31, 2003, the Company settled two note payables totaling $810,000 with the issuance of 27,666,700 shares of common stock

Acquisition of AAA Medical Center:
Cash	$ 2,658
Patient receivables	44,318
Furniture and fixtures	8,000
Goodwill	745,024
Note payable	(800,000)
$ -

Recapitalization of Pacer Health Corporation:
Accounts payable	$ 159,139
Accrued interest	123,882
Accrued payroll	182,323
Payroll taxes payable	290,292
Notes payable	421,500
Notes payable - former officer	163,268
Common stock	15,847
Collateral for note payable	(135,000)
Deficit	(1,221,251)
$ -

See notes to consolidated financial statements.
F-5

PACER HEALTH CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD MAY 12, 2003 (inception) THROUGH DECEMBER 31, 2003

	Preferred Stock		Common Stock		Stock	Additional		Deferred Loan
		Amount		Amount	Held As	Contributed	Accumulated	Commitment
	Shares	at par	Shares	at par	Collateral	Capital	Deficit	Fees	Totals

BALANCES, MAY 12, 2003	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services	-	-	1,000	-	-	-	-	-	-

Recapitalization as a result of merger	1	-	158,472,767	15,847	(135,000)	-	(1,221,251)	-	(1,340,404)

Issuance of stock for services	-	-	4,366,668	437	-	130,563	-	-	131,000

Beneficial Conversion Feature	-	-	-	-	-	163,274	-	-	163,274

Issuance of stock for settlement of
note payable and services	-	-	27,666,700	2,767	-	807,233	-	-	810,000

Deferred Loan Commitment Fee	-	-	-	-	-	-	-	(390,000)	(390,000)

Net loss for the period May 15, 2003
(inception) through December 31,
2003, as restated (Note 13)	-	-	-	-	-	-	(554,675)	-	(554,675)

BALANCES, December 31, 2003	1	$ -	190,507,135	$ 19,051	$ (135,000)	$ 1,101,070	$ (1,775,926)	$ (390,000)	$ (1,180,805)

See notes to consolidated financial statements.
F-6

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Restated)

For Period From May 12, 2003 (inception) through December 31, 2003

1. General and Summary of Significant Accounting Policies

Organization and Operation

Pacer Health Corporation f/k/a INFe, Inc. (“Pacer”), has two subsidiaries AAA Medical Center, Inc. and INFe Holdings, Inc.  Pacer along with its subsidiaries (collectively, the “Company”) is a provider of eldercare services with a primary focus on hospitals, psychiatric facilities and medical centers.  Specifically, we intend to focus on acquiring fully operational hospitals, skilled nursing facilities (“SNF”) and assisted living facilities (“ALF”) which currently provide these specific healthcare services and consolidate them under the Pacer brand name. The Company operates a medical treatment center that services patients of all ages as of December 31, 2003.  The Company is attempting to build a regional network of healthcare service facilities designed to provide healthcare services to various individuals.

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

Going Concern Considerations

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $ 554,675 for the period ended December 31, 2003, has an accumulated deficit of $ 1,775,926 at December 31, 2003, and has deficit equity of $1, 180,805 at December 31, 2003.  The Company has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management is planning to obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity and ultimately obtaining profitable operations.  However, no assurances can be given that the Company will be successful in these activities.  Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

Cash and Cash Equivalents

Pacer considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.   At December 31, 2003, Pacer had no cash equivalents.   The Company periodically maintains cash balances in excess of the insured limits.

Reimbursement Receivables and Concentration of Credit Risk

The Company receives payment for services rendered from private insurers, federal and state agencies and patients.  Periodically, management reviews and estimates the amount of receivables deemed uncollectible and reserves for such amounts.

Financial instruments that potentially subject Pacer to a concentration of credit risk consist primarily of accounts receivable.  A significant portion of receivables are related to balances owed by major insurance companies.   The realizability and timing of these related cash flows from settlements are generally determined based upon agreements with these companies.  Allowances relating to accounts receivable have been recorded based upon previous experience and other relevant factors, in addition to management’s periodic evaluation.  The receivables totaling $37,707 , net of the recorded contractual allowance of $ 9,427 , approximate their fair value at December 31, 2003.

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

Intangible Assets

Intangible assets consists of the following:

Goodwill recorded in May 2003	$ 745,024

Less: Impairment Recorded in June 2003	(200,000)
Goodwill, December 31, 2003	$ 545,024

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition (see Note 2).   The test was performed due to circumstances, as set forth under SFAS 142, arising from our acquisition of AAA, specifically unanticipated competition and a significant decline in patient volume, and fair value was determined using a discounted cash flow analysis as prescribed by SFAS 142. Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

Other Current Liabilities

Accrued Liabilities consist of the following:

December 31, 2003
Accounts payable	$ 365,570
Accrued payroll and related taxes	477,543
Accrued interest	145,482
Total accrued and other liabilities	$ 988,595

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

In December 2002, SFAS No. 148,   "Accounting   for   Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123 , “ Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award; such charges totaled $30,000 for the period from May 12, 2003 (inception) through December 31, 2003.  The Company’s stock-based compensation transactions with non-employees resulted in an aggregate of $101,000 of compensation expense for the period from May 12, 2003 (inception) to December 31, 2003.

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

Diluted EPS is the same as basic EPS for the period ended December 31, 2003 as the computation of diluted EPS would be anti-dilutive.  At December 31, 2003 the Company’s common equivalent shares include the one share of convertible preferred stock issued, which is convertible into 318,822,903 shares of common stock ; the $250,000 convertible debenture, which is convertible to 14,880,952 common shares; the $390,000 compensation debenture, which is convertible to 23,214,286 common shares; and the stock warrants, which are convertible into 950,000 common shares.  All the common stock equivalents have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

The table below reconciles the number of common shares outstanding at December 31, 2003 to the weighted average number of shares.  All stock issued during the initial organization of the Company is weighted as if it was issued on the date of incorporation.

Common shares outstanding at December 31 , 2003	190,508,135
Effect of weighting	(92,744,623)
Weighted average common shares outstanding	97,763,512

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

Pacer acquired substantially all of the assets of AAA, a medical treatment center, that constitutes a trade or business in an asset purchase for $800,000 consisting of an installment note payable of $800,000.     This note was settled on October 30, 2003 with the Company issuing 26,667,000 shares of restricted common stock to the holder of the note in full settlement of the note payable. (See Note 7.)

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

The purchase price allocation for the AAA Acquisition was as follows:

Cash	$ 2,658
Patient Receivables	44,318
Medical Machinery and Equipment	8,000
Goodwill	745,024
Total Purchase Price	$ 800,000

A description of the liabilities assumed in the reverse merger follows in the table below.  No goodwill is recorded in the reverse merger as INFe was a non-operating entity:

Accounts payable and accrued liabilities	$ 283,021
Accrued payroll	182,323
Payroll taxes payable	290,292
Notes payable	421,500
Notes payable - former officer	163,268
Common stock	15,847
Collateral for note payable	(135,000)
Net Liabilities Assumed	$ (1,221,251)

3.  Property and Equipment, Net

Property and Equipment consists of the following:

As of December 31, 2003
Furniture, fixtures, and equipment	$ 13,000
Computer hardware and software	1,100
Less: Accumulated depreciation	(1,703)
Net property, plant and equipment	$ 12,397

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

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, the Company recorded a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  The debt discount will be amortized to interest expense over the life of the debt.  No recognition is given to amortization of the debt discount as of December 31, 2003 since the amount was not material.  Furthermore, the Company recorded a beneficial conversion feature of $147,024.  The beneficial conversion feature will be directly offset against the gross convertible debentures balance outstanding.  The beneficial conversion feature will be amortized to interest expense over the life of the debt.  No recognition is given to amortization of the debt discount as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $250,000 convertible debenture, the Company computed a beneficial conversion feature value totaling $147,024.  Under the terms of the convertible debenture, the holder, at its option, may convert at any time, and from time to time, until the debenture is paid in full.  The conversion shall occur at the price per share (the “Conversion Price”) equal to the lesser of an amount equal to 120% of the closing price of the Company’s common stock as of the commitment date or an amount equal to 80% of the lowest daily closing price of the Company’s common stock as of for the five trading days preceding the date of conversion.  Accordingly, the Company recorded a debit to debt discount (contra liability) totaling $147,024 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $147,024 will be amortized to interest expense over the term of the debenture (two years). No recognition is given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

See Note 12 for a discussion of the $55,000 debt issue cost.

All debentures under the Securities Purchase Agreement not converted by their respective maturity date, shall automatically convert at the appropriate conversion rates discussed above.

The Company has the right to redeem the debenture upon fifteen days notice for 120% of the amount redeemed plus accrued interest.  Additionally, in the event that the Company exercises a redemption, Cornell will receive 10,000 common stock warrants for each $100,000 redeemed.  The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the common stock on the closing date.  The warrants will have a term of two years from date of issuance.  As of December 31, 2003, there have been no redemptions or issuance of any warrants.

At December 31, 2003, the Company’s convertible debentures consisted of the following:

Convertible Debenture dated December 29, 2003	$ 250,000
Compensation Convertible Debenture dated December 29, 2003	390,000
640,000
Less: beneficial conversion feature	(163,274)
Less: debt discount	(25,000)
Convertible Debentures , net	$ 451,726

(B) Standby Equity Distribution Agreement

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement with Cornell.  Under the terms of this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  Subject to certain conditions, the Company will be entitled to commence drawing down on the SEDA when the common stock to be issued under the SEDA is registered with the United States Securities and Exchange Commission and the registration statement is declared effective, and will continue for two years thereafter.  The purchase price for the shares will be equal to 97% of, or a 3% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.  The amount of each advance is subject to an aggregate maximum advance amount of $105,000 per week, and $420,000 within any thirty (30) day calendar period, with no advance occurring within five trading days of a prior advance.  As of December 31, 2003, the registration statement relating to the SEDA was not effective.  Accordingly, the Company is not permitted to make any draws against the SEDA.

On November 30, 2004, the Company settled its outstanding convertible debentures totaling $765,000 excluding related debt discount of $163,454 with Cornell Capital.  In connection with the settlement, the Company has already paid Cornell $150,000.  In accordance with the settlement plan, the Company is required to pay $130,000 on February 15, 2005, May 15, 2005 and August 15, 2005.  Once the settlement payments have been completely remitted, the Company anticipates that the equity line corresponding to the Standby Equity Distribution Agreement will be terminated and therefore no funds will be accessible.

Cornell is entitled to retain a fee of 5% of each advance.  In addition, the Company entered into a Placement Agent Agreement on December 26, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer issued stock to the registered broker-dealer as a one-time placement agent fee.

The $390,000 compensation convertible debenture commitment fee is attributable to the SEDA.  As such, the Company has determined that this fee should be treated as a deferred loan commitment fee, a component of equity, to be amortized over the life of the SEDA, which is two years.  There will be no recognition given to amortization of the loan commitment fee as of December 31, 2003 since the amount was not material.

In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  Under the terms of the compensation convertible debenture, the holder, at its option, may convert on the earlier to occur of (i) one hundred fifty (150) calendar days from date of debenture issuance or (ii) ninety (90) calendar days from the date the United States Securities and Exchange Commission declares the registration statement filed pursuant to the Registration Rights Agreement dated December 26, 2003 effective.  Accordingly, the Company recorded a debit to debt discount (contra liability) totaling $16,250 as of December 31, 2003 and a corresponding credit to additional paid-in capital.  The $16,250 will be amortized to interest expense over 150 days.  The debt discount will be netted directly against the convertible debenture.  There will be no recognition given to amortization of the beneficial conversion feature as of December 31, 2003 as the amount was not material.

5.  Debt

Notes Payable

Notes payable at December 31, 2003 were $ 515,237 ..  The effective interest rates associated with these notes range from 5.0% to 12.0%.  Notes payable consists principally of various promissory notes entered into by INFe prior to its merger with Pacer (See Note 1 – Other Current Liabilities), and these notes are in default and are presently due ..

In connection with its acquisition of AAA, Pacer executed a note payable to the seller in the amount of $800,000.  The note payable was amended to bear interest at 20% per annum on the unpaid principal as of October 15, 2003, which was $800,000.  The Company issued 26,667,000 restricted shares of its common stock on October 30, 2003 in full settlement of this note.

Shareholder Loan Payable

From time to time, the Company received loans from its principal shareholder.  As of December 31, 2003, the amounts due to the principal shareholder was $65,470 , and these loans are included in Notes Payable in the balance sheet ..  The funds received from these loans were used for general working capital.  The loans bear an interest of 8% per annum and are payable on demand ..

Fair Value o f t he Debt

The fair value of the shareholder loan payable is not readily estimatible due to the unique related party nature of the debt.  The fair value of the notes payable , using an expected incremental borrowing rate of 8%, is approximately $ 449,767 ..

6. Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2003 consists of the following:

Period Ended December 31, 2003
Current:
Federal	$ 0
State	0

Deferred:
Federal	(179,000)
State	(30,500)

Valuation Allowance	209,500

Income Tax Provision (Benefit)	$ 0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Pacer’s deferred income tax asset (liability) are as follows:

Period Ended December 31, 2003
Net operating loss , including pre-merger NOL	$ 125,000
Basis difference in intangible assets	75 ,000
Capitalized costs for tax purposes	9,5 00

Less: Valuation allowance	(209,500)

Net deferred income tax asset (liability)	$ 0

There are no significant deferred tax liabilities.  The Company has used an estimated combined federal and state effective tax rate of approximately 38 % for all deferred tax computations.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2003, the valuation allowance of $ 209,5 00 is necessary as management believes that it is more likely than not that the net deferred tax asset will not be realized.

As of December 31, 2003, Pacer has available net operating loss carryforwards totaling $ 330,000 that expire at December 31, 2024.  In addition, Pacer has net operating loss carryforwards from the pre-merger tax filings of INFe that the company does not expect to realize as a result of c ertain provisions of the tax law , specifically Internal Revenue Code Section 382, that limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company did not record any portion of the pre-merge r INFe net operating loss carryforward.   Accordingly, all deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance.

7.  Stockholder’s Equity

AUTHORIZED AND ISSUED STOCK

At December 31, 2003, Pacer's authorized capital consists of 930,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock. At December 31, 2003, there were 190,50 7,135 outstanding shares of common stock and one outstanding share of preferred stock.

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

DESCRIPTION OF PREFERRED STOCK

Pacer is authorized to issue 20,000,000 shares of preferred stock.  As of December 31, 2003, one share of preferred was designated as Class A, with the following rights and preferences:

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

SHARE ISSUANCES DURING 2003

On November 6, 2003, the Company’s shareholders approved an increase in the number of authorized common stock from 200,000,000 to 930,000,000.

In June 2003, in connection with the merger of INFe with Pacer the Company issued to Pacer’s sole stockholder 111,600,000 shares of common stock and 1 share of preferred stock, which has since been converted, in accordance with its terms, into 318,822,903 shares of common stock.

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

8. Commitments and Contingencies

Leases

Noncancellable lease obligations of Pacer at December 31, 2003 call for minimum annual lease payments under various operating leases for buildings, vehicles and equipment as follows:

2004......................... $52,680

2005.........................   25,680

2006.........................   25,680

2007.........................   25,680

2008.........................   25,680

Thereafter.............…  25,680

                                                                ------------

                                                               $ 181,080

                                                                =======

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

9.  Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the period ended December 31, 2003.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.

A summary of the status of warrants granted as of December 31, 2003 and changes during the years then ended are presented below:

	December 31, 2003
	Shares	Weighted Average Exercise Price
Balance at beginning period	950,000.50
Warrants granted	0	0
Warrants exercised	0	0
Warrants expired	0	0
Balance at end of period	950,000.50

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Options Outstanding			Options Exercisable

Rang e of Exercise Prices	Weighted Number Outstanding at December 31, 2003	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Averag e Exercise Price

$ 0.50	950,000	1.5	$ 0.50	950,000	$ 0.50

$ 0.50	950,000	1.5	$ 0.50	950,000	$ 0.50

10.  Related Party Transactions

During the year ended December 31, 2003, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the fiscal year ended December 31, 2003, we incurred $79,343 of advertising services from this company.

11.  Subsequent Events (See also Note 14)

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

12. Debt Issue Costs, net

During the year ended December 31, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, LP (“Cornell”).  The Company recorded an asset of $55,000 as debt issue costs.  These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender.  The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning January 1, 2004.

See Note 4(A) for a discussion of the $25,000 debt discount.

13. Restatement

In June 2004, the Company became aware of certain matters that required the restatement of its December 31, 2003 consolidated financial statements.  The following summarizes the items restated in the accompanying December 31, 2003 consolidated financial statements; appropriate conforming changes were made to the footnotes and other disclosures.

A.

Reclassification of $80,000 in debt issue costs previously expensed at December 31, 2003 (see Notes 4(A) and 12).

B.

Recomputing the beneficial conversion feature in connection with the $250,000 convertible debenture issued to Cornell on December 29, 2003, and reclassifying the amount previously expensed.

C.

Recording a liability and deferred commitment fee (component of equity) for $390,000 related to a compensation convertible debenture with Cornell (see Note 4(B))

D.

Recording a debt discount of $16,250 related to the beneficial conversion feature of the $390,000 compensation convertible debenture (see Note 4(B)).

As a result of these changes, the Company’s restated December 31, 2003 consolidated financial statements reflected a reduction in net loss of $298,750 and corresponding increases to debt issue costs of $55,000 and debt discount of $25,000, a net decrease of $71,726 ($218,750 previously expensed less the recomputed amount of $147,024) for the recomputation of the beneficial conversion feature (netted against the $250,000 convertible debenture) and an increase in additional paid in capital of $71,726, a net increase in long term liabilities of $201,726 (includes debt discount of $25,000 and the beneficial conversion feature of $147,024 and $16,250 netted against the $390,000) and an increase in deferred loan commitment fees (contra equity) of $390,000.

14. Subsequent Event (Unaudited) (See also Note 11)

On November 30, 2004, the Company settled its outstanding convertible debentures totaling $765,000 excluding related debt discount of $163,454 with Cornell Capital.  In connection with the settlement, the Company has already paid Cornell $150,000.  In accordance with the settlement plan, the Company is required to pay $130,000 on February 15, 2005, May 15, 2005 and August 15, 2005.