Form 10KSB
period 2004-12-31
PACER HEALTH CORP
filed 2005-04-15
CIK 922913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2004	0-28729

PACER HEALTH CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	11-3144463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street

Miami Lakes, FL 33016

 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Issuer’s telephone number:  (305) 828-7660

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

NO [X]

Based on the closing sale price on April 14, 2005, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $15,409,500.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at April 15, 2005
Common Stock	570,722,228

TABLE OF CONTENTS

PART I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions

PART IV
Item 13	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

SIGNATURES

PART I

Forward Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” relating to Pacer Health Corporation (“Pacer”) which represent Pacer’s current expectations or beliefs including, but not limited to, statements concerning Pacer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Pacer to continue its growth strategy and competition, certain of which are beyond Pacer’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1.

Business.

--------

General

We are a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we intend to focus on acquiring financially distressed hospitals, restructuring the operations to ensure financial viability and consolidate them under the Pacer brand name.   We intend to attempt to ensure the financial viability of these healthcare facilities by applying our management experience to restructuring the daily operations.  We also intend to design and implement best practices across these facilities to ensure quality medical services are provided to our patients.

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer Health Corporation (f/k/a INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. was the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer Health Corporation (f/k/a INFe, Inc.).  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer Health Corporation (f/k/a INFe, Inc.).  Since Pacer Health Services, Inc. was the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.  Accordingly, our financial statements discussed below represent the financial statements of Pacer Health Services, Inc. which reflect the re-capitalization and includes the period from inception to the fiscal year end.  Our principal offices are located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

On May 26, 2003, we acquired AAA Medical Center, Inc. (“AAA”).  The facility provides rehabilitative therapy to patients of various ages.  The rehabilitative therapy is designed to assist the patient to overcome various sustained injuries.  On October 12, 2004, as a result of our decision to focus on healthcare organizations with inpatient capabilities, we sold AAA Medical Center, Inc. to an unrelated third party.  We have reclassified the results of the sale and corresponding impairment charge to goodwill as Discontinued Operations.  We have included additional details about these charges in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, as well as in the Notes to our Consolidated Financial Statements.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC to acquire certain assets used in the operation of South Cameron Memorial Hospital.  We have included additional details about the acquisition, including our purchase price allocation, in the Notes to our Consolidated Financial Statements.

On June 24, 2004, the Company entered into a binding letter of intent to purchase Minnie G. Boswell Memorial Hospital (“MGBMH”) in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any fees due to Pacer.  The purchase will consummate upon approval by the Attorney General of the State of Georgia in accordance with the Georgia Hospital Acquisition Act which we anticipate should be finalized by the 2005 year end.

No material part of our revenues were derived outside of the United States in the 2004 fiscal year, and during that year, we had no material assets outside the United States.

Industry Overview

The Non-Urban Healthcare Industry

The majority of large hospital providers operate in urban markets.  Management believes that The size of these markets along with the amount of operators results in high entry barriers, which  often prevents new market entrants from becoming or maintaining competitive and profitable.  Rural, non-urban healthcare providers serve communities with smaller populations and fewer operators in the market.  This environment allows non-urban healthcare providers low entry barriers and often little to no outside competition.

The Healthcare Industry’s Size and Opportunity

Size.  The domestic healthcare industry is a large and growing industry.  Healthcare spending currently represent approximately 15% of the gross domestic product, and according to the Center for Medicare and  Medicaid Service (“CMS”) - Office of the Actuary, this industry is expected to grow by a projected average annual 7.3% to $3.4 trillion by the year 2012 thereby representing 18.4% of the GDP.  Furthermore, in the same study, hospital spending is expected to nearly double from approximately $520 million to $934.3 million.

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

BUSINESS STRATEGY

Our goal is to become a regional provider of hospital services.  We intend to accomplish this by targeting and acquiring financially distressed hospitals and restructuring the operations to attempt to achieve financial viability.  We intend to acquire these facilities through a combination of capital infusion, traditional financing and funds from current operations.  Key elements of our strategy include:

Expand Our Healthcare Facilities Base.  We plan to expand our healthcare operations in order to increase our market share in existing markets and/or acquire healthcare facilities in new markets where we believe the opportunity exists.  Through March 31, 2005, we have acquired a hospital and psychiatric unit in Cameron, Louisiana and are finalizing our acquisition of a hospital and skilled nursing facility in Greensboro, Georgia.  Our strategy is to develop a regional network of hospitals in numerous markets.

Enhance the Operational Efficiencies.   We intend to create an inter-entity network of our healthcare facilities that provides high quality healthcare services as well as greater administrative efficiency by implementing Best Practices.  Through our inter-entity network, we believe we can design and share Best Practices developed and acquired in certain entities and distribute and implement it efficiently among all our entities.

Improve Expense Management.  We intend to reduce or eliminate duplicate resources that are unnecessary.  We also intend to review the cost structure of any acquisition to reduce or eliminate unnecessary expenses.  Furthermore, we intend to implement Best Practices across all of our entities in order to minimize expenses while increasing the value we can deliver to our patients and providers.

OPERATIONS

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000.

On June 24, 2004, the Company entered into a binding letter of intent to purchase Minnie G. Boswell Memorial Hospital in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any fees due to Pacer.  The purchase will consummate upon approval by the Attorney General in the State of Georgia in accordance with the Georgia Hospital Acquisition Act which we anticipate should be finalized by the 2005 year end. The Company is currently managing the Hospital under an interim management agreement.

We intend to attempt to expand our regional network through the acquisition of additional financially distressed hospitals.  In most cases, we believe that our initial market entry will be through the acquisition of key existing healthcare facilities in a market.  We intend to retain the management of well-run facilities to benefit from their knowledge and experience.  Smaller facilities may also be acquired in non-strategic locations.  We believe that by acquiring existing facilities, we will build our network in a cost-efficient manner.

COMPETITION

Our medical hospital located in Cameron, Louisiana faces minimal competition while our psychiatric hospital located in Lake Charles, Louisiana has competition from various other psychiatric treatment centers, private physician practices, and hospitals.  We expect that any future acquisition will face similar competition from similar healthcare facilities.  To the extent we are unable to compete successfully against our existing and future competitors, our business, operating results and financial condition may be materially adversely affected.  While we believe we are and will compete effectively within the healthcare industry, additional competitors, currently and in the future, may enter the industry and effectively compete against us.

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

EMPLOYEES

On December 31, 2004 we employed approximately 115 full-time employees.  We also employed various doctors as independent contractors to perform the healthcare services at our medical hospital in Cameron, Louisiana and psychiatric hospital in Lake Charles, Louisiana.  None of our employees are represented by unions.  We consider our employee relations to be in good standing.

REGULATION

We are subject to extensive federal, state and local laws and regulations that are applicable to various healthcare facilities.  Under these laws, healthcare facilities must meet various requirements for licensure.  Furthermore, healthcare facilities must meet extensive requirements to ensure continued participation in government programs, including but not limited to Medicare and Medicaid.  Failure to comply with these requirements can result in loss of licensure, loss of participation in government programs, loss of payments, as well as civil and criminal sanctions.  New laws and regulations may increase our cost of compliance and doing business and may have a material adverse effect on our business.  We believe we are in compliance with current federal, state and local laws and regulations.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system. Under PPS, healthcare facilities are paid a prospectively determined amount for each discharge based on the patient’s diagnosis.  Specifically, each discharge is assigned to a diagnosis related group, commonly known as a “DRG,” based on the patient’s condition and treatment during the relevant inpatient stay.  This assignment also affects the prospectively determined capital rate paid with each DRG.  Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis.  DRG payments do not consider the actual costs incurred by a facility in providing a particular inpatient service.  However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the healthcare facility is located.  In addition to DRG and capital payments, healthcare facilities may qualify for “outlier” payments when the relevant patient’s treatment costs exceed a specified threshold.  Certain healthcare facilities may qualify for disproportionate share payments when their percentage of low-income patients exceed specified thresholds.

The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1.  The index used to adjust the DRG rates gives consideration to the inflation experienced in purchasing goods and services.  For several years, however, the percentage increases in the DRG payments have been lower than the projected increase in the costs of goods and services purchased by healthcare facilities.  DRG rate increases were 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, 1.1% for federal fiscal year 2000, 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, 2.95% for federal fiscal year 2003, and 3.4% for federal fiscal year 2004.

As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, hospitals are allowed to receive full market basket updates for federal fiscal years 2005, 2006 and 2007 if hospitals provide the Centers for Medicare and Medicaid Services specific data relating to the quality of services provided.  The Act also made a permanent increase in the base DRG payment rate (1.6%) for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, the Act provided for payment relief to the wage index component of the base DRG rate.  As of October 1, 2004, the Act lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average.

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

Furthermore, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals.

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

Our Potential Inability to Implement Our Growth Strategy May Negatively Affect Our Operations.

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

If we fail to successfully implement our growth strategy, our operations may negatively be impacted and therefore our growth would be hampered.

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

The Demands on Our Resources Due to Potential Growth May Negatively Impact our Operations.

Our anticipated growth could place significant demands on our managerial, operational and financial resources.  These demands are due to our plans to:

-

acquire and integrate healthcare facilities;

-

increase the number of our employees;

-

expand the scope of our operating and financial systems;

-

broaden the geographic area of our operations;

-

increase the complexity of our operations;

-

increase the level of responsibility of management personnel; and

-

continue to train and manage our employee base.

Our managerial, operational and financial resources, now and in the future, may not be adequate to meet the demands resulting from our expected growth.  As a result of these demands, our operations may suffer.

Our Financial Results May Not Be Indicative of Future Results.

The financial statements contained herein may not be indicative of our future financial condition, operating results, growth trends or prospects.   Our prospects must be evaluated in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy.  Our strategy of building a regional network of healthcare facilities may not lead to growth, profitability or increased market prices for our common stock.

We Need to Improve Our Information Systems or Our Operations Would Suffer.

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

We May Have Difficulties Integrating Acquired Businesses with Our Company which Could Harm Our Operations.

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

Without Additional Capital We Will Note Be Able to Grow.

Our ability to remain competitive, sustain our expected growth and expand our operations largely depends on our access to capital.  We anticipate making numerous acquisitions of healthcare facilities, which will require capital for the acquisition and ongoing expenditures.  We also expect to make expenditures to continue integrating the acquired healthcare facilities with our existing facilities.  In addition, to execute our growth strategy and meet our capital needs, we plan to issue additional equity securities as part of the purchase price of future acquisitions, which may have a dilutive effect on the interests of out shareholders.  Additional capital may not be available on terms acceptable to us.  Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay capital expenditures.

Our Revenues May Decline if Federal or State Medicare or Medicaid Programs or Commercial Insurance Providers Reduce Our Reimbursements.

In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs.  Congress and some state legislators have introduced an increasing number of proposals to make major changes in the healthcare system.  Medicare reform is again expected to be considered by Congress in the near future.  Accordingly, future federal and state legislation may further reduce the payments we receive for our services.  Further, a number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional coverage to their residents.  Some states propose to impose additional taxes on healthcare facilities to help finance or expand the various state Medicaid systems.  Furthermore, insurance companies and other third parties from whom we receive payment for our services have increasingly attempted to control healthcare costs by requiring healthcare facilities to discount their fees in exchange for preferred participation in their benefit plans.  We believe this trend may continue and may reduce the payments we receive for our services.  As a result, our revenue could decrease.

We May Be Subject to Allegations That We Failed to Comply With Governmental Regulation, which Could Result in Significant Expenses or Penalties.

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

We May Be Subject to Actions Brought by Individuals on the Government’s Behalf Under the False Claims Act’s “Qui Tam” Provisions.

The “Qui Tam” or whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government.  The False Claims Act defines the term “knowingly” broadly.  Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.  In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  These types of claims could adversely affect our operations, even if ultimately proven to be without merit, as time and expense would be incurred to defend such actions.

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

Our Revenue is Concentrated Geographically which Subjects the Company to Regional Risks.

Our revenue is heavily concentrated in Louisiana, which makes us particularly sensitive to regulatory and economic changes in that state.  Our revenue primarily consists of reimbursements from private insurance companies, Medicare and the state Medicaid programs.  Legislation and financial difficulties faced by various states can reduce our reimbursement.  We cannot predict with accuracy which legislation will pass. However, such legislation, if passed, and financial difficulties of the various state Medicaid programs could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

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

We May Have Difficulty Acquiring Healthcare Facilities Due to Governmental Regulations.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

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

We May Experience Significant Compliance Issues Under The HIPAA Transaction, Privacy and Security Requirements.

Federal regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by the Department of Health and Human Services (“DHHS”) when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status.  HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions. All healthcare providers will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007; healthcare providers may begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers. DHHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.

HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement additional business procedures and training programs, though the regulations do not mandate use of a specific technology.

DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all health care clearinghouses and health care providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties.

A violation of the HIPAA regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from the violation of the regulations.

Compliance with these standards requires significant commitment and action by us and our facilities. Because some of the HIPAA regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

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

Other Healthcare Facilities May Provide Similar Healthcare Services, Which May Raise The Level of Competition Faced by Our Healthcare Facilities.

Competition among healthcare facilities has intensified in recent years.  We face competition from other specialized care providers, including but not limited to physical therapy and diagnostic center.  We may not be able to successfully compete with our competitors, especially with those competitors that are larger and have greater resources.

Other Healthcare Facilities May Use Equipment and Services That Are More Specialized Than Those Available At Our Facilities.

Other healthcare facilities may maintain and use equipment and services that are more specialized or advanced than those at our facilities.  Therefore, it may be difficult for us to compete with such facilities in attracting and retaining patients.

Our Directors and Executive Officers Have Limited Industry Experience.

Some of our directors and executive officers have no significant experience in the healthcare industry.  Our directors and executive officers may not ultimately be successful in the healthcare industry.  In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

We Depend Heavily on Senior Management.

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management, including our current Vice-President of Finance David Byrns, and the senior management of the companies we acquire.  Our employment agreement with Mr. Gonzalez will terminate on December 31, 2005.  We do not have “key person” life insurance policies covering any of our employees.  We will likely also depend on the senior management of any significant business that we acquire in the future.  If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholder Is Able to Influence Corporate Action.

As a result of his stock ownership and board representation, Rainier Gonzalez, who is also our Chief Executive Officer, will be in a position to influence our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders.  Rainier Gonzalez owns 430,422,903 shares of common stock which is 75.4% of the outstanding shares of the 570,722,228 common stock on April 14, 2005.  In addition, Mr. Gonzalez holds the Chairman position in our Board of Directors.

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

Shares Eligible For Future Sale May Have a Depressing Affect on Our Stock Price.

We have a substantial number of authorized but unissued shares of our common stock.  We expect to issue additional shares of common stock as part of the purchase price for future acquisitions. We have issued to our employees, officers and directors restricted shares of our common stock.  Any actual sale or any perception that sales of a substantial number of shares may occur could adversely affect the market price of our common stock and could impair our ability to raise capital through an offering of equity securities.

ITEM 2. PROPERTIES

Our corporate headquarters are located in leased premises at 7759 NW 146th Street, Miami Lakes, FL 33016. On December 31, 2004, we leased the real estate for our medical hospital in Cameron, Louisiana as well as our psychiatric hospital in Lake Charles, Louisiana.  We consider these facilities to be in good operating condition and suitable for their current use.  We do not expect that we will need to make significant capital expenditures on these facilities in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers.  The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage.  Amounts due to vendors have been accrued as of December 31, 2004.

During 2004, the Company settled various matters pertaining to its preacquisition liabilities assumed.

.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s shareholders during the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common stock began trading on the NASDAQ Over-the-Counter (OTC) Market under the symbol “PHLH” on February 20, 2004.  Prior to that date, our common stock traded under the symbol “INFE”.  The Number of registered stockholders on December 31, 2004 was 172 based on information furnished to us by our transfer agent.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2003, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH	LOW
2005:
First Quarter	$.02	$<.01
2004:
First Quarter	$.03	$.02
Second Quarter	$.03	$.02
Third Quarter	$.02	$.01
Fourth Quarter	$.02	$.01
2003:
First Quarter	$.04	$.01
Second Quarter	$.06	$.01
Third Quarter	$.09	$.02
Fourth Quarter	$.05	$.02

Pacer presently is authorized to issue 930,000,000 shares of Common Stock with $0.0001 par value.  As of April 15, 2005, there were 570,722,228 shares of common stock issued and outstanding.

Pacer is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock, none of which is outstanding. One share of preferred stock was previously designated as Series A Convertible Preferred, which share was previously issued to Rainier Gonzalez and since converted into 318,822,903  shares of common stock.  All of the other preferred stock is undesignated and may not be designated or issued by the Board of Directors absent prior stockholder approval.

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

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2004, Pacer issued the following unregistered securities:

Amount of Shares Issued	Date Issued	Issued To	Price/Purpose
2,000,000	1/7/04	J. Scafidi	Price- $0.021 per share Settlement Agreement
476,190	1/7/04	Newbridge Securities Corporation	Price- $0.021per share Placement Agent Fee
318,822,903	1/8/04	R. Gonzalez	Conversion of Preferred Stock
1,600,000	1/27/04	J. Dodrill	Price- $0.02 per share Settlement Agreement
25,000	1/28/04	V. Blanco	Price- $0.02 per share Satisfaction of Loan
2,000,000	2/4/04	D. Byrns	Price- $0.02 per share Employment Agreement
50,000	2/9/04	J. Stanger	Price- $0.025 per share Consulting Services
50,000,000	2/10/04	Butterworth Investments	Price- $0.022 per share Acquisition Agreement
1,000,000	2/23/04	J. Getter	Price- $0.029 per share Consulting Services
600,000	3/29/04	J. Stanger	Price- $0.018 per share Consulting Services
200,000	6/7/04	G. Williams, J. Peterson	Price- $0.025 per share Consulting Services
2,000,000	10/11/04	J. Chi	Price- $0.01 per share Employment Agreement
40,000	10/11/04	T. Vidal	Price- $0.01 per share Employment Agreement

During the year ended December 31, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, the Company recorded a contra liability of $25,000 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  These costs are fees and expenses paid to the lender in connection with obtaining the debt funding.  Furthermore, the Company recorded a beneficial conversion feature of $147,024.  The beneficial conversion feature will be directly offset against the gross convertible debentures balance outstanding.  The Company entered into a Redemption Agreement on November 30, 2004.  (See footnotes to attached Consolidated Financial Statements).

In connection with the Standby Equity Distribution Agreement, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  The note was settled on November 30, 2004.  (See footnotes to attached Consolidated Financial Statements).

The shares were sold pursuant to an exemption under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we intend to focus on acquiring financially distressed hospitals, restructuring the operations to attempt to achieve financial viability and consolidate them under the Pacer brand name.    We intend to attempt to ensure the financial viability of these healthcare facilities by applying our management experience to restructuring the daily operations.  We also intend to design and implement best practices across these facilities to ensure quality medical services are provided to our patients.

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer Health Corporation (f/k/a INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. was the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer Health Corporation (f/k/a INFe, Inc.).  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer Health Corporation (f/k/a INFe, Inc.).  Since Pacer Health Services, Inc. was the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

ACQUISITIONS

On May 26, 2003, Pacer acquired AAA Medical Center, Inc. (“AAA”), a medical treatment center, for an installment note payable of $800,000 originally due September 26, 2003.  We have satisfied the note payable by issuing approximately 26.7 million shares of restricted common stock to AAA on October 30, 2003.  The merger was accounted for under the purchase method of accounting and included in our financial statements from the date of acquisition.  On October 12, 2004, we sold AAA to an unrelated third party.  We have accounted for the operations as discontinued operations.

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000.

On June 24, 2004, the Company entered into a binding letter of intent to purchase Minnie G. Boswell Memorial Hospital in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any fees due to Pacer.  The purchase will consummate upon approval by the Attorney General in the State of Georgia in accordance with the Georgia Hospital Acquisition Act. The Company is currently managing the Hospital under an interim management agreement.

The net book value of goodwill at December 31, 2004 totaled $1,216,318, which represents 30.9% of the total assets at that date.  This amount is after a goodwill impairment charge of $545,024 (as disclosed on the statement of cash flows) and $200,000 for the years ended December 31, 2004 and 2003, respectively, which was related to the sale of our discontinued operations, AAA Medical Center.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which require us to complete impairment tests on goodwill as of December 31, 2004.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to allowance for contractuals and bad debts, accrued liabilities, and the valuation allowance offsetting deferred income taxes.  The Company also reviews its goodwill for possible impairment; such an impairment was determined to exist as of September 30, 2004, in connection with our disposal of AAA Medical Center, of which the actual disposal date was October 12, 2004, and goodwill was written down by $545,024.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Equipment, major renewals and improvements greater than $5,000 are capitalized; maintenance and repairs are charged to expense as incurred.  Gain or loss on disposition of property is recorded at the time of disposition.

Depreciation and amortization of fixed assets is provided for by using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings, 3 to 10 years for furniture, fixtures, and equipment and 3 to 5 years for vehicles, computer hardware, software, and communication systems.  Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.  Certain stock issuances were issued as a result of employment agreements entered into by the Company.

On June 20, 2002, INFe had issued 950,000 warrants to various consultants in exchange for their services.  These warrants have an exercise price of $.50 per share and expire over a five-year period.  The warrants were assumed by the Company in the reverse merger.  No warrants were granted during the period ended December 31, 2004.

RESULTS OF OPERATIONS

Upon the consummation of the reverse merger between INFe and Pacer Health Services, the Company redefined the manner in which the operating results are evaluated and reported. The results of operations for INFe through the acquisition date were no longer included with the results of operations for Pacer as the transaction was accounted for as a recapitalization of Pacer.   In addition, as a result of the discontinued operations of AAA Medical Group, most of our statement of operations line items for the year ended December 31, 2003 have been removed and combined into Loss on Discontinued Operations.

The table below presents the results of operations of Pacer Health Corporation and Subsidiaries for the year ended December 31, 2004.  All results of operations for INFe in 2004 are included as a component of the consolidated results of operations.

For the Period Ended December 31, 2004
Patient Service Revenues, net	7,581,505
Operating Expenses
Advertising	2,418
Amortization of debit issue costs	25,616
Amortization of equity line commitment fee	390,000
Bad debt expense	1,505,836
Contract labor	1,058,084
Depreciation	16,040
Insurance	279,681
Medical Supplies	533,738
Professional Fees	534,434
Rent	512,527
Salaries and wages	2,714,145
General and administrative	972,707
Net Income/(Loss) from Operations	(963,721)
Other Income/Expenses
Management Fee	650,000
Other	89,344
Gain on debt settlement	1,432,707
Interest expense	(329,082)
Net Income/(Loss) from Continuing Operations	879,248
Loss from Discontinued Operations	(488,354)
Net Income/(Loss)	390,894

Our revenues and operating expenses increased significantly for the year ended December 31, 2004 from the year ended December 31, 2003 primarily as a result of our acquisition of the medical hospital in Cameron, Louisiana and psychiatric hospital in Lake Charles, Louisiana.

Revenue includes reimbursement amounts billed to Medicare, Medicaid and private insurance companies.   These amounts are shown at the gross amount billed less contractual allowances.  Revenue was $7,581,505 and $0, for the years ended December 31, 2004 and 2003, respectively.    Revenue of $199,789 was included in discontinued operations for the year ended December 31, 2003.  The increase in revenue is a result of the Company’s acquisitions.

Salaries and wages consist of wages paid to employees.  The amount of salaries and wages were $2,714,145 and $31,840, for the years ended December 31, 2004 and 2003, respectively.  Salaries and wages of $35,420 was included in discontinued operations for the year ended December 31, 2003.

Contract labor consists primarily of payments to doctors, nurses, therapists and other medical personnel.  Contract labor was $1,058,084 and $0 for the years ended December 31, 2004 and 2003. Contract labor of $63,426 was included in discontinued operations for the year ended December 31, 2003.

Medical Supplies consists of supplies used in the treatment of patients.  Medical supplies were $533,738 and $0 for the years ended December 31, 2004 and 2003, respectively. Medical supplies of $3,802 was included in discontinued operations for the year ended December 31, 2003.

Professional fees for the years ended December 31, 2004 and 2003 were $534,434 and $140,673, respectively.  Accounting and auditing fees for the years ended December 31, 2004 and 2003 were $146,341 and $6,439, respectively and legal fees of $321,735 and $43,687, respectively..

General and administrative costs for the years ended December 31, 2004 and 2003 were $972,707 and $96,767, respectively.  General and administrative costs of $102,906 was included in discontinued operations for the year ended December 31, 2003.  This consisted of office supplies, utilities and other administrative costs.

Depreciation and amortization for the years ended December 31, 2004 and 2003 were $16,040 and $370.  Depreciation of $1,333 was included in discontinued operations.  This consisted primarily of depreciation of medical and office equipment.

Rent Expense consists of rent for medical equipment, our corporate facility, our medical hospital in Cameron, Louisiana and our psychiatric facility in Lake Charles, Louisiana.  Rent was $512,527 and $21,830, for the year ended December 31, 2004 and 2003, respectively.

Non-cash compensation expense of $106,450 and $131,000 was recorded for the years ended December 31, 2004 and 2003.  This non-cash compensation consisted of restricted and unrestricted stock issued to employees and consultants as payment for their services.  The restricted stock will fully vest no earlier than one year from the date of issuance.

The Company had other income of $2,172,051 for the year ended December 31, 2004, consisting of $650,000 in management fees, other income and gain on debt settlement relating to preacquisition liabilities and settlement of Cornell debentures.  The Company did not have other income in the year ended December 31, 2003.

The Company plans to expand its business over the next several years, largely through the acquisition of financially distressed hospitals.  The corporate general and administrative expenses are expected to increase over this time period, due principally to expansion of corporate personnel and integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems.

The Company incurred interest expense of $329,082 and $26,590 for the years ended December 31, 2004 and 2003, respectively, primarily due to the interest on the convertible debentures we had issued to Cornell Capital Partners, LP and have since subsequently settled.  We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations.   Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

The provision for income taxes for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.  Any tax benefit generated by our loss was offset by a deferred tax asset allowance.  Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of tax deductible goodwill and the timing of adjustments to the valuation allowance on our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,023,028 and $124,625 as of December 31, 2004 and 2003, respectively.   Cash generated from operations was $682,124 for the year ended December 31, 2004 and cash used in operations was $110,413 for the year ended December 31, 2003.  The increase in cash was due primarily to our restructuring of our operations in our medical hospital in Cameron, Louisiana and our psychiatric facility in Lake Charles, Louisiana.

Cash used in investing activities resulted primarily from capital expenditures and assumptions of liabilities.  Capital expenditures during the years ended December 31, 2004 and 2003 were $74,082 and $1,100.  Capital expenditures include computer hardware, medical vehicles, and medical equipment.  We also deposited $149,760 for medical equipment which was placed in service in January 2005.  We also assumed a $82,439 overdraft liability in the 2004 period in connection with our acquisition of in our medical hospital in Cameron, Louisiana and our psychiatric facility in Lake Charles, Louisiana.

Cash provided from financing activities was $552,559 and $233,480 for the years ended December 31, 2004 and December 31, 2003 respectively.  This includes advances from our principal shareholder, net of repayments, and our settlement of outstanding convertible debentures, net of any proceeds received for the year ended December 31, 2004.

In June 2003, in connection with the merger between INFe and a total of 111,600,000 shares of common stock and one share of preferred stock were issued to the stockholders of Pacer Health Services.  The share of preferred stock has since been converted into 318,822,903 shares of common stock.

In connection with the March 22, 2004 acquisition of Cameron (see Note 6), the Company acquired a Medicare payable totaling $1,134,716.  The Medicare payable consisted of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  During the year ended December 31, 2004, the Company repaid $80,727.  At December 31, 2004 the outstanding balance due was $1,053,989.

On September 22, 2004, the Company entered into a settlement agreement with respect to our outstanding liability for the stand alone year ended December 31, 2003.  The terms of the payments extend through July 2007.  The amount due from January 2006 through July 2007 is $289,014 which has been appropriately reclassified to Long-term Liabilities.

In December 2003, the Company executed a Securities Purchase Agreement whereby it would issue $500,000 of secured convertible debentures.  On December 29, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  In connection with the issuance, $80,000 of distributed funds were misclassified as then current period expenses.  The Company has restated its December 31, 2003 audited consolidated financial statements as presented on Form 10-KSB.  The Company  recorded a contra liability of $25,000 by debiting debt discount.   These $25,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  In addition, the Company had computed a beneficial conversion feature on this convertible debenture totaling $147,024.  The beneficial conversion feature is also treated in the same manner as a debt discount.  Debt discounts are directly offset against the gross convertible debentures balance outstanding.  The total debt discount of $172,024 will be amortized to interest expense over the life of the debt.  During the year ended December 31, 2004, amortization was $79,030.  The note was settled on November 30, 2004.

On January 30, 2004, pursuant to the Securities Purchase Agreement, the Company issued a convertible debenture totaling $125,000 to Cornell.  The debenture accrues interest at a rate of 5% per year.  The debentures are convertible at the holder’s option until the maturity date and if not converted by that maturity date, the debentures will automatically convert.  The conversion price is equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In connection with the issuance of the $125,000 convertible debenture, the Company recorded a contra liability of $12,500 by debiting debt discount.  Debt discount is directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the year ended December 31, 2004, amortization was $5,223.  The note was settled on November 30, 2004.

During the year ended December 31, 2004, the Company recorded accrued interest with respect to this convertible debenture totaling $5,223 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, the Company computed $67,308 of interest expense for a beneficial conversion feature and charged additional paid in capital for the same amount.

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company could issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  In addition, the Company entered into a Placement Agent Agreement on December 29, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  During the year ended December 31, 2004, the Company recognized $178,750 as an equity line commitment fee expense.  In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  During the year ended December 31, 2004, the Company amortized $16,250 to interest expense attributable to the $16,250 beneficial conversion feature recorded as a debt discount pursuant to the issuance of the $390,000 compensation convertible debenture.  On November 30, 2004, the Company settled the outstanding compensation convertible debenture and amortized the remaining outstanding balance of $211,250 in deferred loan commitment fees as equity line commitment fee expense.  Total amortization of the equity line commitment fee was $390,000 for the year ended December 31, 2004.  It is unlikely that the Company will draw funds under the SEDA.

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 excluding related debt discount of $133,330 with Cornell Capital.  In connection with the settlement, the Company has already paid Cornell $150,000 as of December 31, 2004.  In accordance with the settlement plan, the Company is required to pay $130,000 on each date of February 15, 2005, May 15, 2005 and August 15, 2005.  The payment due on February 15, 2005 has been paid.

The following is a summary of the settlement with Cornell:

Debentures settled	$765,000
Add: fair value of beneficial conversion feature at extinguishment date	149,748
Less: debt discount, net	(29,140)
Less: debt issue costs, net	(79,638)

Debentures, net	$805,970

Add: accrued interest	34,386
Add: liquidated damages	52,500

Total debt to be settled	$892,856

Less: Total to be paid pursuant to agreement	(540,000)

Gain on debt settlement	$352,856

The Company intends to implement its business strategy largely by the acquisition of financially distressed hospitals.  The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations.  Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of our common stock to the sellers of these businesses in approximately equal values, however, this combination may change for any given transaction.

The Company believes that cash flows from operating activities will provide adequate funds to meet the ongoing cash requirements of its existing business over the next 12 months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to equity based compensation granted or vested subsequent to June 30, 2005. We are evaluating the requirements of SFAS 123R. We have not yet determined the full effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the amounts we currently determine under SFAS 123.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of Pacer required by Regulation S-B are attached to this report.  Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 25, 2004, Pacer Health Corporation  received written notice that Ahearn,  Jasco +  Company  had  declined  to  stand  for  reappointment  as the Company's  auditors for the year ended December 31, 2004 and as the  independent accountants  for  the  reviews  of the  Company's  quarter  information  for the quarters  ending during the fiscal year ending December 31, 2004.  On June 3, 2004, we filed Form 8-K discussing the change in accountants.

Pursuant  to a  resolution  of the  Board  of  Directors,  the  Company appointed Salberg & Company,  P.A. as the Company's  independent  accountants on June 3, 2004.  Salberg & Company, P.A. replaced Ahearn, Jasco + Company, P.A., which had previously served as the Company's independent accountants.

Prior to the date of this report,  Salberg & Company, P.A. has not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries,  nor has it been consulted regarding the application  of  accounting  principles  to any  specified  transaction,  either completed or proposed,  or the type of audit  opinion that might be rendered on the  Company's  financial  statements,  or any matter  that was the subject of a disagreement or reportable event.

The reports  of  Ahearn,  Jasco  +  Company,  P.A.  on  the  financial statements  for the years  ended  December  31, 2003 did not include any adverse opinion or disclaimer of opinion,  or any  qualification  or  modification as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory  paragraph  regarding  the  Company's  ability to continue as a going concern.

During the years ended  December  31, 2003 and through the date of this report,  there were no disagreements with Ahearn,  Jasco + Company,  P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing  scope or  procedure  which,  if not  resolved to the  satisfaction  of Ahearn,  Jasco + Company,  P.A.,  would have caused it to make  reference to the subject matter of such disagreement in their reports on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

 (A)

Evaluation Of Disclosure Controls And Procedures

Our former auditors in May 2004 advised management that during the course of the audit, they noted deficiencies in internal controls relating to (i) weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department; (ii) weakness in our financial reporting process as a result of our accounting system; (iii) weakness in our financial reporting process as a result of insufficient controls over non-accounting documents; (iv) weakness in our financial reporting process as a result of a lack of segregation of duties; and (v) weakness in our financial reporting process as a result of a lack of supporting evidence and record retention.

Our former auditors have advised management that they believe each of these internal controls may constitute a material weakness as defined in Statement of Auditing Standards No. 60.  They believe that certain of these internal control weaknesses may also constitute deficiencies in our disclosure control.

Our current auditors advised management that during the course of the December 31, 2004 audit, they concluded that our internal control structure has improved.  Our current auditors have concluded that   deficiencies (i), (iii) and (v) noted above no longer constitute a material weakness as defined in Statement of Auditing Standards No. 60.  With regards to deficiencies (ii) and (iv) noted above, our current auditors have advised management that they believe these internal controls need to be further addressed so as not to constitute a material weakness.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s  disclosure control objectives.  Based on the statements listed above, management has and will continue to perform substantial additional procedures designed to ensure that these internal controls weaknesses do not lead to material misstatements in our consolidated financial statements.  Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, and will take further action as appropriate.

(A)

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s year ended December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal  controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 15, 2005, the directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position	Period Served

Rainier Gonzalez	32	Chairman, CEO, President and Secretary	June 2003 to date
Eric Pantaleon, M.D.	42	Director	July 2003 to date
Alfredo Jurado	32	Director	July 2003 to date
Marcello Llorente	28	Director	March 2005 to date
Eugene Marini	43	Director	March 2005 to date
J. Antony Chi	31	Chief Financial Officer	July 2004 to date
David L. Byrns	46	Vice-President of Finance	February 2004 to date

There are no family relationships between or among the directors, executive officers or any other person. None of Pacer’s directors or executive officers is a director of any company that files reports with the SEC. None of Pacer’s directors have been involved in legal proceedings.

Pacer’s directors are elected at the annual meeting of stockholders and hold office until their successors are appointed. Pacer’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Rainier Gonzalez, President, Chief Executive Officer and Chairman.  Mr. Gonzalez has been President, Chief Executive Officer, Secretary and Chairman of the Company since June 26, 2003.  Mr. Gonzalez currently serves as a principal in two South Florida financial services firms, GTowers Inc. and First USA Title Services, both of which he also helped found in 2002.  From 2000 to 2002, Mr. Gonzalez served as vice president of business development, and principal, for Brick Mountain LLC, an Internet company that was sold to Jupiter Media (Nasdaq: JUPM).  From 1999 to 2000, he was an associate in the Washington D.C. law firm of Sidley Austin Brown & Wood, where he worked in the securitization and structured finance department.  Mr. Gonzalez earned his bachelor's degree in political science from Florida International University in 1995, and his law degree, magna cum laude, from the Indiana University School of Law in 1998.  Prior to joining Sidley Austin Brown & Wood, he worked as a law clerk for Federal Judge Denny Chin of the Southern District of New York.

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

Alfredo Jurado, Esq., Director.  Mr. Jurado has been a director of the Company since July 2003.  Mr. Jurado is co-owner and general counsel of for a Miami-based financial services firm, which he joined in 2002.  From 1998 to 2002, Mr. Jurado worked for the Florida State Attorney’s Office, where he served as a county court prosecutor, a county court supervisor and, most recently, a felony trial unit prosecutor in Florida’s 17th Judicial Circuit.  In 1997, he served as a certified legal intern in the 11th Judicial Circuit of the Florida State Attorney’s Office, and in 1996, he served as a law clerk for the Honorable Judge Scott Silverman, also of the 11th Judicial Circuit.  Mr. Jurado earned his bachelor’s degree in criminal science from Florida International University in 1995, and his law degree, cum laude, from Nova Southeastern University, Shepard Broad Law Center, in 1998.

Eugene Marini, Director.  Mr. Marini has been a director of the Company since March 2005.  Mr. Marini is currently the Chief Executive Officer of Oakridge Outpatient and Surgical Center.  Prior to joining Oakridge, Mr. Marini was Director of Operations at Catholic Health Services, Inc. where he oversaw the operations of three nursing homes, two acute care rehabilitation hospitals, two home health agencies and two adult living facilities.  In 1999, Mr. Marini was recruited by Ruben King-Shaw, then Secretary of the Agency for Healthcare Administration of the State of Florida, to restructure the Agency’s Managed Care and Health Quality Division.  From 1994 to 1997, Mr. Marini was Chief Executive Officer of West Gables Rehabilitation Hospital, a 60-bed acute rehabilitation facility and 120 bed sub-acute facility, which he brought into JCAHO compliance.  Mr. Marini also served as Vice-President of Operations and Business Development at the Miami Heart Institute and Chief Executive Officer at Doctors Hospital of Hollywood.  Mr. Marini is also the recipient of the CEO of the Year award and the facilities he oversaw received the Horizon/CMS Turnaround Hospital of the Year and Best Run Hospital awards.  Mr. Marini holds a master’s degree in public health and a bachelor’s degree in health administration from Florida International University.  He is a licensed nursing home administrator and member of the American College of Healthcare Executives.

Rep. Marcelo Llorente, Esq., Director.  Mr. Llorente has been a director of the Company since March 2005.  Mr. Llorente currently represents District 116 in the Florida House of Representatives.  Mr. Llorente is also an attorney with the law firm of Bryant, Miller & Olive, P.A., where he specializes in the areas of public finance and affordable housing.  Mr. Llorente is a member of the Florida Bar, American Bar Association, and Cuban-American Bar Association.  Mr. Llorente has been active in the “Amor en Acion: (Love in Action)” Latin American Missionary Group.  He also served as a Volunteer Law Student in the Leon County Teen Court program and as a certified legal intern providing legal representation to domestic violence victims through Florida State University’s Children Advocacy Center.  Mr. Llorente graduated cum laude from Tulane University with a bachelor’s degree and holds a law degree from Florida State University College of Law.

J. Antony Chi, Chief Financial Officer.  Mr. Chi has been with the Company since July 5, 2004.  His prior experience includes two Big 4 accounting firms, specifically, PriceWaterhouseCoopers LLP from 1997 to 1998 and Ernst & Young LLP from 1998 to 1999.  He has also worked at LNR Property Corporation from 1999 to 2000, Gerald Stevens Inc. from 2000 to 2001, and most recently, AutoNation, Inc. prior to joining Pacer Health.  Mr. Chi holds a bachelor’s degree from New York University.  Mr. Chi is currently a Certified Public Accountant in the State of Maryland.

David L. Byrns, Vice-President of Finance.  Mr. Byrns has been with the Company since February 1, 2004.  From 2002 until joining the Company, Mr. Byrns served as interim CFO of South Shore Hospital, a 196-bed, not-for-profit medical center in Miami Beach, Florida.  From 1992 to 2002, he served as CFO, COO and systems administrator at Palm Springs General Hospital, one of the few privately-owned, for-profit medical facilities in Florida.  In this capacity, he managed all of the hospital’s financial operations, cash management, information systems, insurance, ancillary departments and regulatory agency reporting. Byrns previously served as controller at Hollywood Medical Center, where he managed financial operations, information systems, budgeting and regulatory agency reporting.  He also was an assistant controller at the east regional office of Nu-Med, where his responsibilities included consolidation of financial statements for seven rural hospitals in five states.  Byrns holds a bachelor’s degree in business administration from the University of Louisville, as well as a master’s degree in hospital management from St. Thomas University.  He served in the United States Army for nine years while completing his education, and achieved the rank of staff sergeant before his honorable discharge in 1985.

Board Meetings And Committees

During the fiscal year ended December 31, 2004, the Board of Directors of the Company met on at least one occasion.  All the members of the Board attended the meetings.  The Board does not have an acting Compensation Committee or Audit Committee.  There are no other committees of the Boards of Directors.

Compensation Of Directors

For his or her service on the Board of Directors, each director shall be compensated as follows: (i) seven hundred dollars ($700.00) for each meeting of the Board of Directors attended by such director for reimbursement of expenses; and (ii) twenty-five thousand dollars ($25,000.00), per annum, in the form of common stock, vested after a period of one year from the date of such director’s appointment to the Board of Directors.  To date, the Directors have voted to waive any compensation until further notice.

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

CODE OF ETHICS

On April 14, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company’s President and Chief Executive Officer, David L. Byrns, Vice-President of Finance, J. Antony Chi, Chief Financial Officer, and Thomas Richfield, the Company’s former President and Chief Executive Officer (the “Named Executive Officers”) for the fiscal years ended December 31, 2004, 2003, and 2002.  No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Rainier Gonzalez, Chairman, CEO and President	2004	$191,200	--	--	--
	2003	$ --	--	--	--

David L. Byrns, Vice-President of Finance	2004	$150,000	--	--	--

J. Antony Chi, Chief Financial Officer	2004	$150,000	--	--	--

Thomas Richfield, Chairman,	2002	$200,000(1)	--	$108,144(2)	1,500,000
CEO and President	2001	$200,000(3)	--	$132,801(4)	--
	2000	$200,000(5)	-	$385,881(6)	--

(1)

In lieu of payment of the base salary of $200,000, Mr. Richfield who no longer is associated with the Company was issued 5,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of salary as at November 30, 2002, which was settled as a result of the merger with Pacer.

(2)

Represents 5,000,000 shares of common stock (post-split) valued at $100,000 in lieu of salary and 232,672 shares of common stock valued at $8,144 in lieu of bonus.

(3)

In lieu of payment of the base salary, Mr. Richfield was issued 2,000,000 shares of common stock valued at $100,000, as reflected in the Long Term Compensation section of the compensation table, and the Company further accrued for $100,000 of salary as at November 30, 2001, which was settled as a result of the merger with Pacer.

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

Aggregated Options Exercises In Fiscal 2004 And Year-End Option Values

There were no Option Exercises in the last two fiscal years.

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of December 31, 2004.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2004 Exercised/Unexercised	Value of Unexercised Shares In the Money Options at 12/31/2004(1) Exercised/Unexercised

Thomas M. Richfield	--	--	--	--
Rainier Gonzalez	--	--	--	--

(1)

The fair market value of the Company's common stock at the close of business on December 31, 2004 was $0.01.

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

Employment Agreements

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commenced on January 1, 2004 and provides for a base salary of $191,200 per annum.

Pacer currently has an employment agreement with its Vice-President of Finance, David L. Byrns.  The agreement commenced on February 1, 2004 and provides for a base salary of $150,000 per annum and ten million shares to be issued ratably over a three year period.

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commences on July 5, 2004 and provides for a base salary of $150,000 per annum and ten million shares to be issued ratably over a three year period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect of the beneficial ownership as of April 15, 2005 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer’s common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Rainier Gonzalez	430,422,903	76.12%
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	Eric Pantaleon	833,334	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	Alfredo Jurado	1,047,334	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016
Common	Eugene M. Marini 7759 N.W. 146 Street Miami Lakes, FL 33016	35,000	*
Common	Rep. Marcello Llorente 7759 NW 146th Street Miami Lakes, FL 33016		*
Common	David L Byrns 7759 N.W. 146 Street Miami Lakes, FL 33016	10,000,000
Common	J. Antony Chi 7759 N.W. 146 Street Miami Lakes, FL 33016	2,000,000
All Officers And Directors As A Group (6) Persons		444,303,571	77.84%

_______________

*

Less than 1%.

(1)

Applicable percentage of ownership is based on 570,722,228 shares of common stock outstanding as of April 15, 2005 for each stockholder.  Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Securities Authorized For Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

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

In January 2005, the Company repaid $268,000 to its principal stockholder for previously advanced funds.

During the year ended December 31, 2004, the Company received loans at various times from its principal shareholder, who also serves as its Chief Executive Officer and Chairman of the Board.  As of December 31, 2004, the amount due to the principal shareholder was $272,579.  The funds received from these loans were used for general working capital.

During the year ended December 31, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the year ended December 31, 2004, the Company incurred and paid $9,130 of advertising services from this company, which has been included as a component of discontinued operations.

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

(b)

Reports on 8-K.   No Form 8-K (or amendment to Form 8-K) was filed during the 4th quarter of the fiscal year.

(c)

Exhibits.

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
31.2	Certification by Chief Financial pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2003 and the first quarter of 2004, Pacer incurred fees to Bagell Josephs & Co. of  $32,000 for auditing work, services related to the SEC Registration statement on Form SB-2, review of various other SEC Filings, and quarterly reviews on SEC Forms 10-QSB.  Bagell Josephs & Co. has provided no other services to Pacer other than those described above.  The board of directors had pre-approved all work to be done by Bagell Josephs & Co., which included audit work, registration statement services, review of various other SEC Filings and quarterly reviews of SEC Forms 10-QSB.

During the period April 1, 2004 through September 7, 2004, Pacer incurred fees to Ahearn Jasco + Company, P.A. of $19,500 for auditing work and services related to the review of various SEC Filings.  Ahearn Jasco + Company, P.A. has provided no other services to Pacer other than those described above.  The board of directors had pre-approved all work to be done by Ahearn Jasco + Company, P.A., which included audit work and review of various SEC Filings.

For the year ended December 31, 2004 Pacer incurred fees to Salberg & Co. of $65,000 for auditing and review work.  Salberg & Co. has provided no other services to Pacer other than those described above.  The board of directors had pre-approved all work to be done by Salberg & Co., which included audit work and review of various SEC Filings.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:

Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended..  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pacer Health Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows of Pacer Health Corporation and its subsidiaries (collectively, the “Company”) for the period May 12, 2003 (inception) through December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity (deficiency) and cash flows of Pacer Health Corporation and its subsidiaries for the period Mary 12, 2003 (inception) through December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.

Certified Public Accountants

Pompano Beach, Florida

April 3, 2004, except for the information related

     to the restatement presented in Note 16, for

     which the date is December 15, 2004

Item 1.  Financial Statements

PACER HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current Assets
Cash	$1,023,028
Patient receivables, net	1,037,183
Other receivable, net	393,750
Deposits	151,035
Total Current Assets	2,604,996

Property and equipment, net	118,609

Other Assets
Goodwill, net	1,216,318
Total Other Assets	1,216,318

Total Assets	$3,939,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$369,255
Settlements payable	543,257
Accrued wages	115,323
Accrued interest payable	3,000
Accrued professional Fees	108,206
Accrued expenses	317,289
Note payable	50,000
Medicare payable, current portion	764,975
Advances payable	303,500
Total Current Liabilities	2,574,805

Long Term Liabilities
Medicare payable, net of current portion	289,014
Loan payable - related party	272,029
Accrued interest payable - related party	21,226
Total Long Term Liabilities	582,269

Total Liabilities	3,157,074

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
570,722,228 issued and 567,722,228 outstanding	56,772
Additional paid in capital	2,130,636
Accumulated deficit	(1,385,032)
802,376
Less: Deferred compensation	(19,527)
Total Stockholders' Equity	782,849

Total Liabilities and Stockholders' Equity	$3,939,923

Pacer Health Corporation and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2004	2003

Patient Services Revenues, net	$7,581,505	$-

Operating Expenses
Advertising	2,418	-
Amortization of debt issue costs	25,616	-
Amortization of equity line commitment fee	390,000	-
Bad debt expense	1,505,836	-
Contract labor	1,058,084	-
Depreciation	16,040	370
Insurance	279,681	-
Medical Supplies	533,738	-
Professional fees	534,434	140,673
Rent	512,527	21,830
Salaries and wages	2,714,145	31,840
General and administrative	972,707	96,767
Total Operating Expenses	8,545,226	291,480

Net Income/(Loss) from Operations	(963,721)	(291,480)

Other Income
Management fee	650,000	-
Other	89,344	-
Gain on debt settlement	1,432,707	-
Total Other Income	2,172,051	-

Other Expense
Interest expense	(329,082)	(26,590)
Total Other Expense	(329,082)	(26,590)

Total Other Income/(Expense), net	1,842,969	(26,590)

Net Income/(Loss) from Continuing Operations	$879,248	$(318,070)

Discontinued Operations
Loss from operations of discontinued component
(including loss on disposal of $0)	(488,354)	(236,605)
Loss on Discontinued Operations	(488,354)	(236,605)

Net Income/(Loss)	$390,894	$(554,675)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$0.00	$(0.00)
Income/(Loss) from discontinued operations	$(0.00)	$(0.00)

Net Income/(Loss) Per Share - Basic and Diluted	$0.00	$(0.01)

Weighted average number of shares outstanding
during the year - basic and diluted	549,819,123	97,763,512

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity/(Deficiency)
For the Period from May 12, 2003 (inception) to December 31, 2003 and For the Year Ended December 31, 2004

	Preferred Stock Series A		Common Stock		Stock issued as collateral		Additional	Accumulated	Deferred Loan	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Commitment Fee	Compensation	Total

Balance May 12, 2003	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of compensation debenture and related deferred loan commitment fee	-	-	-	-	-	-	-	-	(390,000)	-	(390,000)

Beneficial conversion feature	-	-	-	-	-	-	163,274	-	-	-	163,274

Recapitalization from Merger	1	-	158,472,767	15,847	3,000,000	(135,000)	-	(1,221,251)	-	-	(1,340,404)

Issuance of stock for Services	-	-	4,367,668	437	-	-	130,563	-	-	-	131,000

Settlement of Note Payable for AAA Medical Center	-	-	27,666,700	2,767	-	-	807,233	-	-	-	810,000

Net loss, 2003	-	-	-	-	-	-	-	(554,675)	-	-	(554,675)

Balance December 31, 2003	1	-	190,507,135	19,051	3,000,000	(135,000)	1,101,070	(1,775,926)	(390,000)	-	(1,180,805)

Cancellation of collateral	-	-	3,000,000		(3,000,000)	135,000	(135,000)	-	-	-	-

Stock issued in connection with legal settlements	-	-	2,000,000	200	-	-	41,800	-	-	-	42,000

Stock issued as placement agent fee	-	-	476,190	48	-	-	(48)	-	-	-	-

Conversion of Preferred Stock to Common Stock	(1)	-	318,822,903	31,882	-	-	(31,882)	-	-	-	-

Stock issued to settle note payable	-	-	25,000	2	-	-	498	-	-	-	500

Stock issued to employees in connection with employment agreements	-	-	4,040,000	404	-	-	59,996	-	-	-	60,400

Deferred compensation related to issuance of stock to employees	-	-	-	-	-	-	19,527	-	-	(19,527)	-

Stock issued for consulting services	-	-	851,000	85	-	-	16,965	-	-	-	17,050

Stock issued to acquire South Cameron Memorial Hospital	-	-	50,000,000	5,000	-	-	1,095,000	-	-	-	1,100,000

Stock issued for finders fees	-	-	1,000,000	100	-	-	28,900	-	-	-	29,000

Beneficial Conversion Feature	-	-	-	-	-	-	83,558	-	-	-	83,558

Fair value of beneficial conversion feature due to extinguishment	-	-	-	-	-	-	(149,748)	-	-	-	(149,748)

Settlement of compensation debenture due to extinguishment	-	-	-	-	-	-	-	-	390,000	-	390,000

Net Income, 2004	-	-	-	-	-	-	-	390,894	-	-	390,894

Balance December 31, 2004	$ -	$ -	$ 570,722,228	$ 56,772	$ -	$ -	$ 2,130,636	$ (1,385,032)	$ -	$ (19,527)	$ 782,849

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net Income/(Loss)	$ 390,894	$ (554,675)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in)
operating activities:
Amortization of debt discount to interest expense	73,846	-
Amortization of debt issue costs	25,616	-
Amortization of equity line commitment fee	390,000	-
Bad debt expense	1,505,836	-
Depreciation	16,040	1,703
Gain on debt settlement	(1,432,707)	-
Stock issued to consultants for services	46,050	131,000
Stock issued to employees for services	60,400	-
Stock issued for legal settlement	42,000	-
Impairment of Goodwill in Connection with Discontinues Operations	545,024	200,000
Recognition of beneficial conversion feature	83,558	-
Changes in operating assets and liabilities:		-
(Increase) decrease in:
Patient receivables	(1,411,560)	6,611
Other receivables	(525,000)	-
Prepaids and other current assets	88,890	-

Increase (decrease) in:
Accounts payable	347,089	104,948
Settlements payable	153,257	-
Accrued interest payable	24,226	-
Accrued wages payable	110,395	-
Accrued expenses	118,651	-
Accrued professional fees	110,346	-
Medicare payable repayments	(80,727)	-
Net Cash Provided By/(Used in) Operating Activities	682,124	(110,413)

Cash Flows from Investing Activities:

Acquisition of equipment	(74,082)	(1,100)
Acquisition of cash (overdraft)	(82,439)	2,658
Deposit for equipment purchase	(149,760)	-
Net Cash Provided By/(Used in) by Investing Activities	(306,281)	1,558

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	270,000	86,940
Repayments to loan payable - related party	(63,441)	(23,460)
Proceeds from issuance of convertible debenture	112,500	170,000
Repayments of convertible debentures pursuant to settlement agreement	(150,000)	-
Proceeds from note payable	50,000	-
Proceeds from advances	303,500	-
Net Cash Provided by/(Used in) Financing Activities	522,559	233,480

Net Increase/(Decrease) in Cash	$ 898,402	$ 124,625

Cash at Beginning of Year	124,625	-

Cash at End of Year	$ 1,023,028	$ 124,625

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued for reverse merger with INFe
(111,600,000 common shares and 1 preferred share)	$ -	$ -
Common stock issued for acquisition of Cameron (50,000,000 shares)	$ 1,100,000	$ -
Common stock issued to settle note payable (25,000 shares)	$ 500	$ -
Extinguishment and settlement of outstanding convertible debentures, related accrued interest, accrued liquidated damages, unamortized portion of
debt discount and unamortized portion of debt issue costs	$ 991,726	$ -
Acquisition of AAA Medical Center:
Cash	-	2,658
Patient receivables	-	44,318
Furniture and fixtures	-	8,000
Goodwill	-	745,024
Note payable	-	(800,000)
	$ -	$ -

Recapitalization of Pacer Health Corporation:
Accounts payable	-	159,139
Accrued interest	-	123,882
Accrued payroll		182,323
Payroll taxes payable	-	290,292
Notes payable	-	421,500
Notes payable - former officer	-	163,268
Common stock	-	15,847
Collateral for note payable	-	(135,000)
Accumulated Deficit	-	(1,221,251)
	$ -	$ -

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004

Note 1   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc.(“Pacer”), a Florida corporation, has seven subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004), Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004), Pacer Health Management Corporation of Arkansas (an Arkansas corporation formed on October 26, 2004) and Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004). Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital, a non-urban health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana.  Additionally, the Company manages a non-urban hospital and nursing home in Green County, Georgia.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

On May 26, 2003, Pacer completed its acquisition of AAA Medical Center, Inc. ("AAA"), a medical treatment center, for $800,000 consisting of an installment note payable of $800,000. The acquisition was accounted for under the purchase method of accounting.  The Company issued 26,667,000 restricted shares of its common stock on October 30, 2003 in full settlement of this note.  On October 12, 2004, the Company sold AAA to an unrelated 3rd party.   (See Notes 15 and 17)

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer (f/k/a INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. is the acquirer because the former stockholders of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer (f/k/a INFe, Inc.).  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer (f/k/a INFe, Inc.).  Since Pacer Health Services, Inc. is the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000, (See Note 6)

On June 24, 2004, the Company entered into a binding letter of intent to purchase Minnie G. Boswell Memorial Hospital in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any fees due to Pacer.  The purchase will consummate upon approval by the Attorney General in the State of Georgia in accordance with the Georgia Hospital Acquisition Act. The Company is currently managing the Hospital under an interim management agreement.  (See Note 6 and Note 9)

(B) Use of Estimates

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

Significant estimates in 2004 include contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.

(C) Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(D) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Property and Equipment

Property and equipment are stated at cost.  Equipment, major renewals and improvements greater than $5,000 are capitalized; maintenance and repairs are charged to expense as incurred.  Gain or loss on disposition of property is recorded at the time of disposition.

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

(F) Long-Lived Assets

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

(G) Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the year ended December 31, 2004, the Company recognized and charged to operations an impairment charge of $545,024.  There were impairment charges of $200,000 recognized during the year ended December 31, 2003.  The impairment charges were  related to the goodwill of AAA Medical Group, Inc., which in 2004 has been accounted for as a discontinued operation (See Note 17).

(H) Revenue Recognition and Patients Receivable

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

Patient service revenue from hospital operations is recognized when the goods or services are provided to the patient and billed to the patient or third party payor.  Patient service revenue is reported net of estimated contractual allowances.  These third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements with the third party payors.  Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables.  Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates.  Receivables are written off when all legal actions have been exhausted.  (See Note 3)

(I) Stock Based Compensation

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the year ended December 31, 2004 and 2003, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.  During the year ended December 31, 2004 and 2003, the Company issued 4,040,000 and no shares, respectively, of common stock to key employees pursuant to the terms of an employment agreement.  (See Notes 12(A) and Note 13 (A)).

(J) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock.  At December 31, 2004, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share.  There is no calculation of fully diluted earnings per share for 2003 due to the Company net losses in 2003. There was no incremental share effect of these warrants on diluted eps in 2004 under the treasury method as the exercise price exceeded the average trading price during 2004.  At December 31, 2004, there were 3,000,000 shares previously issued as collateral that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net loss per share (see Note 13(D)). These 3,000,000 shares are not considered to be common stock equivalents.

Additionally, pursuant to the terms of certain employment agreements for three individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares.  The employee must provide services for one year in order to be fully vested in their stock award.  As a result, the Company has only included those shares that have been earned and correspond to the employees current service period.  As such, these shares are included in basic and diluted earnings per share in the ratio of; quantity of shares received multiplied by days in service period divided by 365.

(K) Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2004 and 2003 were $2,418 and $0, respectively.

(L) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(M) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including patient receivables, other receivables, accounts payable, loan payable – related party, note payable and advances payable approximate fair value due to the relatively short period to maturity for these instruments.

(N) Segments

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.”  This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  (See Notes 15 and 17).

(O) Concentrations

The Company maintains its cash in bank deposit accounts, which, at times exceed federally insured limits.  As of December 31, 2004, the Company had deposits of $860,793 in excess of federally insured limits.  The Company has not experienced any losses in such accounts through December 31, 2004.

(P) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees”.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005.  Since the Company currently follows SFAS 123 for employee stock based compensation there is no material impact on the Company’s financial position, results of operations or cash flows.

(Q) Reclassifications

Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

Note 2   Basis of Presentation

The consolidated financial statements include the accounts of Pacer Health Corporation and its wholly owned subsidiaries.  The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to (i) make estimates and assumptions that affect the reported amounts of assets and liabilities, (ii) disclose contingent assets and liabilities at the date of the financial statements, (iii) prepare the financial statements as a going concern (see Note 19) and (iv) report amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 3  Patient Accounts Receivable, Allowance for Contractuals, and Allowance for  Doubtful Accounts

Patient Accounts Receivable at December 31, 2004 was as follows:

Patient accounts receivable – Cameron	$2,818,431
Allowance for contractual discounts	(1,521,952)
Allowance for doubtful accounts	(259,296)
Patient Accounts Receivable, net	$1,037,183

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

During the year ended December 31, 2004 the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $1,296,286.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  During the year ended December 31, 2003, the Company recorded a bad debt expense for doubtful accounts of $49,573, which is included in discontinued operations.

Note 4  Property and Equipment, net

Property and equipment at December 31, 2004 is as follows:

Furniture and fixtures	$5,000
Equipment	130,019
Less: accumulated depreciation	(16,410)
Equipment, net	$118,609

Depreciation expense for the year ended December 31, 2004 was $16,040.  Depreciation expense for the year ended December 31, 2003, net of $1,333 included in discontinued operations, was $370.

In 2004, the Company advanced $149,760 towards the purchase price of certain medical equipment.  This is included in deposits at December 31, 2004.  The asset was placed into service on January 1, 2005.

Note 5 Debt Issue Costs, net

During the year ended December 31, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, LP (“Cornell”).  The Company recorded an asset of $55,000 as debt issue costs.  The Company also recorded a debt discount of $25,000. (See Note 11(A))  These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender.  The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning in 2004.  During the year ended December 31, 2004, amortization was $25,616.  The convertible debenture was settled on November 30, 2004 (See Note 11(C)) and the Company ceased amortizing debt issue costs.   The balance of $29,140 at the extinguished date is including the net gain on debt settlement.

See Note 11(A) for discussion of remaining portion of the $80,000, which was classified as a $25,000 debt discount.  This portion was also extinguished on November 30, 2004 (See Note 11(c)).

Note 6  Acquisitions and Goodwill

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  As required by SFAS 142, the Company has completed during fiscal 2003 and 2004 certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $200,000 was recorded in June 2003 resulting from the required impairment test of the goodwill recorded in May 2003 from the AAA acquisition, which has been included in discontinued operations.  Goodwill will be tested for impairment annually at December 31, or more frequently when events or circumstances indicate that impairment may have occurred.  During the year ended December 31, 2004, the Company recognized and charged to operations an impairment loss of $545,024 in connection with the discontinued operations (See Note 17).  The impairment loss has been included on the statement of operations as a component of loss from discontinued operations.

On March 22, 2004 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the Asset Purchase Agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities (see allocation below).  At the Acquisition Date, Cameron was a provider of healthcare services with a primary focus on hospitals, psychiatric facilities, and medical centers.  Cameron owns and operates a rural hospital, a rural health clinic, and a geriatric psychiatric center.  The Company operates this hospital doing business as South Cameron Memorial Hospital.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  On the Acquisition Date, the purchase price was $1,100,000.  The purchase price was paid with 50,000,000 shares of the Company’s common stock and valued at $.022 per share based on the average quoted trading price during the acquisition period.  The purchase price initially exceeded the fair value of net assets acquired by $737,256.  The excess has been applied to goodwill.  The Company expects that the goodwill will not be deductible for income tax purposes.  Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” goodwill has an indefinite life and accordingly will not be amortized but will be reviewed periodically for impairment.  During the year ended December 31, 2004, the Company’s continued evaluation of the purchase price allocation revealed that an additional $479,062 in goodwill should be recorded primarily based on a revaluation of other receivables acquired and the medicare liability assumed.  Additionally, the Company reviewed the amount recorded to goodwill for Cameron and has determined that no impairment charge is required to be taken at December 31, 2004.

The results of operations of South Cameron Memorial Hospital are included in the consolidated results of operations of the Company since the Acquisition Date.

The revised final allocation of the fair value of the assets acquired and liabilities assumed as of December 31, 2004 were as follows:

Patient accounts receivable, net	$962,502
Prepaids and deposits	90,165
Property and equipment, net	48,170
Goodwill	1,216,318
Cash overdraft	(82,439)
Medicare payable	(1,134,716)

Purchase price	$1,100,000

See Note 13(A) for related common stock issuance of 50,000,000 shares for acquisition.

Total consolidated goodwill of $1,216,318 is the result of the acquisition of Cameron.  Of the goodwill previously recorded for AAA, $545,024 was reduced due to an impairment loss (see Notes 1(G), 15 and 17).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cameron had occurred at May 5, 2003 (inception):

	Period Ended
	Year ended December 31, 2004	May 5, 2003 (inception) to December 31, 2003
Net Revenues	$9,917,026	$7,311,244
Net (Loss) Income	$128,255	$(4,758)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at May 5, 2003 (inception) and is not intended to be a projection of future results.

On June 24, 2004, the Company entered into a binding letter of intent to purchase Minnie G. Boswell Memorial Hospital (“MGBMH”) in Greensboro, Georgia.  In accordance with the letter of intent, the purchase price of the hospital will be the fair market value as ratified by the Attorney General of the State of Georgia.  As consideration for the purchase price, Pacer will assume any outstanding liabilities with the exception of any hospital debt associated with bond issuances, including waiving any fees due to Pacer.  The purchase will consummate upon approval by the Attorney General of the State of Georgia in accordance with the Georgia Hospital Acquisition Act.

At December 31, 2004, the Company was managing the operations of MGBMH pursuant to the terms of an Offer Letter and an interim services agreement.  The Company agreed to manage the day to day operations of MGBMH until the purchase is consummated.  The term of the interim services agreement, as dictated in the Offer Letter, is for an initial term of 18 months or until the purchase transaction is consummated.  The agreement can be renewed for an additional 18 months if the purchase is not completed pursuant to the Georgia Hospital Acquisition Act.  The County will pay the Company a monthly service fee for management fees and indigent care expenses.  All unpaid service fees are being deferred and will be used to offset the final purchase price (See Note 1(A)).  Upon the purchase of MGBMH, the Company shall waive any deferred fees under the terms of the interim services agreement

Also see Note 9 for advances payable and Note 18 for repayments.

Note 7  Loan Payable-Related Party

During the year ended December 31, 2004, the Company received funds of $20,000 and repaid for prior loans $63,441 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  The advances received bear interest at 8%, are unsecured and due on demand.  The Company received and executed a note payable for $250,000 from a Company, of which the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company is the principal shareholder.  The note bears no interest but carries a finance charge of 7.2% of the borrowed balance.  The Company has accrued $18,000 in finance charges related to this note.  The balance due to this related party at December 31, 2004 was $272,029 and related accrued interest and finance charges was $21,226.   In January 2005, $268,000 was repaid to the affiliated company.  (See Notes 14 and 18.)

Note 8  Notes Payable

The Company issued a note payable on December 21, 2004 to an unrelated third party for the principal amount of $50,000 to be repaid by January 20, 2005.  The note provides for an annual interest rate of 26% per annum on the unpaid principal.  The Company has accrued interest of $3,000 with respect to this note.  The Company has paid the note principal and accrued interest in full on January 20, 2005.  Total repayment was for $53,000.  (See Note 18).

Note 9 Advances Payable

Minnie G. Boswell Memorial Hospital (“MGBMH”) is a participant in the Indigent Care Trust Fund (“ICTF”) in the State of Georgia, which administers the disproportionate share hospital payments (“DSH”).  MGBMH is required to make an intergovernmental transfer approximately equal to the value of the previous year’s uncompensated care as a match to draw down federal DSH dollars.  The amount MGBMH was required to transfer in December of 2004 was approximately $950,000.  MGBMH remitted to the Company funds of which $244,000 was allocated  for the intergovernmental transfer.  The Company anticipated to provide the remainder balance of approximately $700,000 intergovernmental transfer due on behalf of MGBMH.  Prior to the remittance coming due, the State of Georgia amended the disproportionate share amount on an interim basis pending an audit of designated hospitals.  The amended disproportionate share amount was remitted to the State of Georgia in January 2005 and all proceeds thereof including the remitted amount were transferred by the state to MGBMH.

Note 10  Medicare Payable

In connection with the March 22, 2004 acquisition of Cameron (see Note 6), the Company acquired a Medicare payable totaling $1,134,716.  The Medicare payable consisted of amounts due to Medicare as a result of cost reimbursements by Medicare in excess of what the Company was entitled to.  During the year ended December 31, 2004, the Company repaid $80,727.  At December 31, 2004 the outstanding balance due was $1,053,989.

On September 22, 2004, the Company entered into a settlement agreement with respect to our outstanding liability for the stand alone year ended December 31, 2003.  The terms of the payments extend through July 2007.  The amount due from January 2006 through July 2007 is $289,014 which has been appropriately reclassified to Long-term Liabilities.

Note 11   Convertible Debentures and Standby Equity Distribution Agreement

(A)  Convertible Debentures, net

In December 2003, the Company executed a Securities Purchase Agreement whereby it would issue $500,000 of secured convertible debentures.  On December 29, 2003, pursuant to the Securities Purchase Agreement, the Company issued a two year convertible debenture totaling $250,000 to Cornell secured by all of the assets and property of the Company.  The Company recorded a contra liability of $25,000 by debiting debt discount.   The Company also recorded  $80,000 in debt issue costs.  (See Note 5)  These $25,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  In addition, the Company has computed a beneficial conversion feature on this convertible debenture totaling $147,024.  The beneficial conversion feature is also treated in the same manner as a debt discount.  Debt discount was directly offset against the gross convertible debentures balance outstanding (see reconciliation below).  The total debt discount of $172,024 will be amortized to interest expense over the life of the debt.  During the year ended December 31, 2004, amortization was $79,030.  The principal portion of the note and related accrued interest was settled on November 30, 2004.  (See Note 11(C).  See Note 6 for discussion of remaining portion of the $80,000, which is classified as a $55,000 debt issue cost.

On January 30, 2004, pursuant to the Securities Purchase Agreement, the Company issued a convertible debenture totaling $125,000 to Cornell.  The debenture accrues interest at a rate of 5% per year.  The debentures are convertible at the holder’s option until the maturity date and if not converted by that maturity date, the debentures will automatically convert.  The conversion price is equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

In connection with the issuance of the $125,000 convertible debenture, the Company recorded a contra liability of $12,500 by debiting debt discount.  Debt discount will be directly offset against the gross convertible debentures outstanding.  These costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The debt discount will be amortized over the life of the debt to interest expense.  During the year ended December 31, 2004, amortization was $5,223.  The principal portion of the note and related accrued interest was settled on November 30, 2004.  (See Note 11(C).)

During the year ended December 31, 2004, the Company recorded accrued interest with respect to this convertible debenture totaling $5,223 with a corresponding charge to operations for related interest expense.

Additionally, upon issuance of the convertible debenture, the Company computed $67,308 of interest expense for a beneficial conversion feature and charged additional paid in capital for the same amount.  (See Note 13(C).)

(B) Standby Equity Distribution Agreement

On December 29, 2003, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell.  Under the terms of this agreement, the Company could issue and sell to Cornell common stock for a total purchase price of up to $10,000,000.  In addition, the Company entered into a Placement Agent Agreement on December 29, 2003 with a registered broker-dealer.  Pursuant to the Placement Agent Agreement, Pacer paid to the registered broker-dealer a one-time placement agent fee of 476,190 shares of common stock.  The shares were valued at $10,000 and treated as an offering cost directly charged to additional paid-in capital.  (See Note 13(A).)  It is unlikely that the Company will draw funds under the SEDA.

In connection with the SEDA, the Company issued Cornell a compensation convertible debenture in the amount of $390,000 convertible into shares of common stock at a conversion price equal to the lowest closing bid price during the 3 day trading period immediately preceding the conversion date, as a one-time commitment fee.  During the year ended December 31, 2004, the Company recognized $178,750 as amortization of equity line commitment fee.  In connection with the issuance of the $390,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $16,250.  During the year ended December 31, 2004, the Company amortized $16,250 to interest expense attributable to the $16,250 recorded as debt discount pursuant to the $390,000 compensation convertible debenture.  On November 30, 2004, the Company settled the outstanding compensation convertible debenture and amortized the remaining outstanding balance of $211,250 to amortization of equity line commitment fee.

(C) Termination

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 excluding related debt discount of $133,330 with Cornell Capital (See Note 11 (A)).  In connection with the settlement, the Company has already paid Cornell $150,000 during the year ended December 31, 2004.  In accordance with the settlement plan, the Company is required to pay $130,000 on each date of February 15, 2005, May 15, 2005 and August 15, 2005.  (See Note 18)

The following is a summary of the settlement with Cornell:

Debentures settled	$765,000
Add: fair value of beneficial conversion feature at extinguishment date	149,748
Less: debt discount, net	(29,140)
Less: debt issue costs, net	(79,638)

Debentures, net	$805,970

Add: accrued interest	34,386
Add: liquidated damages	52,500

Total debt to be settled	$892,856

Less: Total to be paid pursuant to agreement	(540,000)

Gain on debt settlement	$352,856

Note 12  Commitments and Contingencies

(A) Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder.  Under the terms of the agreement, this individual will serve as CEO and Chairman of the Board.  Compensation is set at $191,200 per annum (see Notes 7 and 14).

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on February 1, 2004 (see Note 13(A)), 3,000,000 shares on February 1, 2005 and 5,000,000 shares on February 1, 2006 (see Notes 14).

On July 5, 2004, the Company entered into an employment agreement with an individual to serve as its Chief Financial Officer.  Compensation is set at $150,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on July 5, 2004, 3,000,000 shares on July 5, 2005 and 5,000,000 shares on July 5, 2006 (see Notes 13 (A),14 and 19).  The 2,000,000 shares were issued in October 2004.

Additionally, pursuant to the terms of these employment agreements, the individuals  have received restricted stock awards, the vesting date for these shares issued is one year subsequent to the receipt of said shares.  The employee must provide services for one year in order to be fully vested in their stock award.  As a result, the Company has only included those shares that have been earned and correspond to the employees current service period.  As such, these shares are included in basic and diluted earnings per share in the ratio of; quantity of shares received multiplied by days in service period divided by 365.

(B) Legal Matters

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers.  The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage.  Amounts due to vendors have been accrued as of December 31, 2004.

During 2004, the Company settled various matters pertaining to its preacquisition liabilities assumed.  (See Note 21)

(C) Operating Lease

Total rent expense for continuing operations for the year ended December 31, 2004 was $512,527.  During the year ended December 31, 2003, the Company recognized rent expense, net of $18,450 included in discontinued operations, of $21,830.

This includes rent expense for the medical equipment, corporate facility, medical treatment facility, rural hospital, and geriatric psychiatric center.

Note 13 Stockholders’ Equity

(A) Common Stock Issuances During 2004

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

On February 10, 2004, the Company issued 50,000,000 shares of its common stock in connection with the acquisition of net assets at $.022 per share (see Note 6).  The actual acquisition closed on March 22, 2004..  The shares were valued based on the average quoted trading price of the Company’s common stock during the acquisition period and had a fair value of $1,100,000.

On February 23, 2004, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of net assets at $.029 per share (see Note 6).  The shares were paid to a consultant who assisted in finding Cameron as an acquisition candidate.  The actual acquisition closed on March 22, 2004.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $29,000 which was expensed.

On March 29, 2004, the Company entered into a six-month consulting agreement with an individual to provide general business services.  The individual was entitled to an advance payment of 600,000 shares valued at $.018 per share.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $10,800.  At December 31, 2004 the Company had expensed $10,800.

On June 7, 2004, the Company issued an aggregate 200,000 shares of its common stock to two separate individuals for web development services rendered.  The shares were valued at $.025 per share based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $5,000 which was expensed.

On July 5,, 2004, the Company issued 2,000,000 shares of its common stock to its Chief Financial Officer at $.015 per share in connection with an employment agreement (see Note 12(A)).  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $30,000 which was expensed.

On August 12, 2004, the Company issued 40,000 shares of its common stock to its Director of Corporate Operations at $.044 per share in connection with an employment agreement originally entered into on August 12, 2003.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $1,760 which was expensed.

(B) Common Stock Issuances During 2003

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

On October 30, 2003, we issued 26,666,700 shares of restricted common stock in full settlement of the outstanding note payable issued for the acquisition of AAA Medical Group, Inc.

On December 23, 2003, the Company issued 1,000,000 restricted shares of its common stock to satisfy a $10,000 note payable.  In addition, we issued 100,000 restricted shares for loan fees in conjunction with our attempts to obtain a bridge loan.

(C) Beneficial Conversion Feature

In 2004, the Company recorded $83,558 of additional paid-in capital relating to a beneficial conversion feature (see Note 11(A)).

(D) Stock Held As Collateral

The Company previously issued 3,000,000 shares as collateral for a promissory note valued at $135,000.  The shares are deemed to be issued but not outstanding for purposes of computing net loss per share (see Note 2(J)).

(E)  Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the periods ended December 31, 2004 and 2003.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.

Note 14 Related Party Transactions

During the year ended December 31, 2003, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the fiscal year ended December 31, 2003, we incurred $79,343 of advertising services from this company.

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder (see Notes 7 and 12(A)).

On January 8, 2004, the Company’s President and principal stockholder converted one share of preferred stock to 318,822,903 shares of common stock (see Note 13(A)).

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance (see Note 12(A)).

On July 5, 2004, the Company entered into an employment agreement with its Chief Financial Officer (see Notes 12(A)).

During the year ended December 31, 2004, the Company received funds of $270,000 and repaid $63,441 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  (See Notes 7 and 18).

During the year ended December 31, 2004, the Company purchased advertising and marketing services from a company in which the former owner of AAA is a shareholder.  For the year ended December 31, 2004, the Company incurred and paid $9,130 of advertising services from this company, which has been included as a component of discontinued operations.

During the year ended December 31, 2004, we incurred rent expense for corporate office space totaling $25,680.  The monthly amount of $2,140 is due and payable to our landlord who is a related party of a director of the Company.  The terms of this lease are month to month.

During the year ended December 31, 2004, the Company received funds of $20,000 and repaid for prior loans $63,441 to a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company.  The advances received bear interest at 8%, are unsecured and due on demand.  The Company received and executed a note payable for $250,000 from a Company, of which the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company is the principal shareholder.  The note bears no interest but carries a finance charge of 7.2% of the borrowed balance.  The Company has accrued $18,000 in finance charges related to this note.  The total balance due to this related party for all funds provided at December 31, 2004 was $272,029 and related accrued interest and finance charges was $21,226.   In January 2005, $268,000 was repaid to the affiliated company.  (See Notes 7 and 18.)

Note 15 Segments and Concentrations

In connection with the sale of AAA in October 2004 (see Notes 17) the Company only has one reportable and identifiable segment.  Therefore, the presentation of segment analysis pursuant to SFAS No. 131 is not required.  Hospital operations are conducted in Louisiana (Cameron) representing the results of operations of one hospital.

These operations also reflect a 100% concentration in the source of revenues that the Company currently recognizes.   The hospital group in Louisiana includes a rural hospital and provides medical care as well geriatric psychiatric healthcare to various patients.

Note 16 Restatement

In June 2004, the Company became aware of certain matters that required the restatement of its December 31, 2003 consolidated financial statements.  This restatement was filed with the SEC on Form 10-KSB/A on January 3, 2005.  The following summarizes the items restated; appropriate conforming changes were made to the footnotes and other disclosures.

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

Note 17 Discontinued Operations

On October 12, 2004, the Company sold AAA to an unrelated third party.  The results of AAA have been presented as discontinued operations.  Pursuant to the terms of the sale, the Company sold all assets except for any patient accounts receivable existing as of the date of the sale.  In connection with the sale, during the year ended December 31, 2004, the Company has recognized and charged to operations an impairment of goodwill totaling $545,024. The impairment of goodwill was necessary since the carrying cost exceeded the fair value of this intangible asset. The Company reports the results of AAA’s operations pursuant to SFAS 144; as such, the long-lived assets relating to the Company’s physical therapy operations are being classified and reported as discontinued operations.

Note 18 Subsequent Events

In January 2005, the Company repaid $268,000 to its principal stockholder for previously advanced funds.  (See Note 7)

In January 2005, the Company repaid $53,000 to an unrelated party  for previously advanced funds. (See Note 8)

On January 14, 2005, the Company entered into a settlement agreement with a former auditor of INFe, Inc.  INFe was accused of failing to pay upon a promissory note in the amount of $55,000 which was issued to a former service provider.  The terms of the settlement call for an immediate payment of $45,000, which the Company has paid on February 20, 2005.

On February 10, 2005, the Company paid $130,000 to Cornell Capital pursuant to the terms of the debt settlement agreement.  (See Note 11(C) )

Note 19 Management Evaluations of Business Operations

In 2003the Company issued financial statements that reflected substantial doubts about its ability to continue as a going concern.  In 2004 the Company acquired additional assets and operations of Cameron and  executed a turn-around strategy.  As a result of the execution of this strategy, management has generated a positive cash flow from operations and net income for the year ended December 31, 2004.  The Company also had a positive working capital as of December 31, 2004.

Prior losses, as well as other factors, are reviewed to determine whether substantial doubts exist as to the Company’s ability to continue as a going concern.  Management has reviewed these factors and mitigated them by implementing a turnaround of operations, a comprehensive cost reduction program, implementing various programs to generate additional revenue, and settling outstanding debt.

As a result, management does not believe substantial doubt exists about the Company’s ability to continue as a going concern.

Note 20 Income Taxes

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company’s utilization of net operating loss carryforwards.

The Company’s tax expense differs from the “expected” tax expense for the year ended December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2004	2003
Computed “expected” tax expense (benefit)	$147,623	$(209,520)
Change in valuation allowance	(147,623)	209,500
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward	(61,877)
Total gross deferred tax assets	(61,877)
Less valuation allowance	61,877
Net deferred tax assets	$-

During the year ended December 31, 2004, the Company reported net income.  The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $162,000 available to offset future taxable income expiring 2024.  In addition, the Company  has net operating loss carryforwards from the pre-merger tax filings of INFe that the company does not expect to materially realize as a result of certain provisions of the tax law , specifically Internal Revenue Code Section 382, that limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company did not record any portion of the pre-merger INFe net operating loss carryforward.   Accordingly, all deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance.

The valuation allowance at December 31, 2003 was approximately $209,500.  The net change in valuation allowance during the year ended December 31, 2004 was a decrease of $147,623.

Note 21 Gain on the Settlement of Debt

For the year ended December 31, 2004,  the Company settled certain outstanding liabilities and realized a gain on debt settlement as follows:

Gain on Settlement of Preacquisition Liabilities	$ 1,079,851
Gain on Settlement of Outstanding Convertible Debentures	352,856
Total Gain on Settlement of Debt	$ 1,432,707

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2004 of Pacer Health Corporation;

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: __________ __, 2005	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, John Chi, Chief Financial Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2004 of Pacer Health Corporation;

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: __________ __, 2005	By: /s/ John Chi
Name: John Chi
Title: Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date __________ __, 2005	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

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