Form 10QSB
period 2005-03-31
PACER HEALTH CORP
filed 2005-05-20
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at May 15, 2005
Common Stock	575,722,228

MI-162200 v2 0435230-0201

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

15

Item 3.  Controls and Procedures.

21

PART II.  OTHER INFORMATION

22

Item 1.  Legal Proceedings.

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Settlement on Senior Securities.

22

Item 4.  Submission of Matters to a Vote of Security Holders.

22

Item 5. Other Information.

22

SIGNATURES

26

EXHIBIT 31.1

31.1-1

EXHIBIT 31.2

31.2-1

EXHIBIT 32.1

32.1-1

EXHIBIT 32.2

32.2-1

MI-162200 v2 0435230-0201

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries

Consolidated Balance Sheet

March 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$89,315
Patient receivables, net	931,989
Management fee receivable, net	471,736
Other receivable, net	12,841
Deposits	1,275
Total Current Assets	1,507,156

Property and equipment, net	309,931

Other Assets
Goodwill, net	1,216,318
Total Other Assets	1,216,318

Total Assets	$3,033,405

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$192,216
Advances payable	2,482
Settlements payable	310,000
Accrued wages	182,371
Accrued interest payable	15,185
Accrued professional fees	133,487
Accrued rent	2,247
Accrued expenses	299,532
Medicare payable, current portion	769,669
Total Current Liabilities	1,907,189

Long Term Liabilities
Medicare payable, net of current portion	246,897
Loan payable - related party	72,029
Accrued interest payable - related party	4,131
Total Long Term Liabilities	323,057

Total Liabilities	2,230,246

Commitments and Contingencies

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
575,722,228 issued and 567,722,228 outstanding	56,772
Additional paid in capital	2,130,636
Accumulated deficit	(1,376,162)
811,246
Less: Deferred compensation	(8,087)
Total Stockholders' Equity	803,159

Total Liabilities and Stockholders' Equity	$3,033,405

See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue
Patient services revenues, net	$2,210,551	$152,843
Management services fees	300,000	-
Total Revenue	2,510,551	152,843

Operating Expenses
Advertising	657	5,110
Amortization of debt issue costs	-	7,232
Amortization of equity line commitment fee	-	48,750
Bad debt expense	571,014	242,413
Contract labor	267,558	22,941
Depreciation	12,548	645
Insurance	74,308	90,596
Loan commitment fee	15,000	-
Medical Supplies	195,809	22,325
Professional fees	96,588	92,642
Rent	132,769	15,838
Salaries and wages	914,635	207,214
General and administrative	214,073	20,928
Total Operating Expenses	2,494,959	776,634

Net Loss from Operations	15,591	(623,791)

Other Income (Expense)
Other	248	6,167
Gain on debt settlement	10,000	-
Interest expense	(16,969)	(103,700)
Total Other Income (Expense), net	(6,721)	(97,533)

Net Income/(Loss) from Continuing Operations	$8,870	$(721,324)

Discontinued Operations
Loss from operations of discontinued component
(including loss on disposal of $0)	-	(32,125)
Loss on Discontinued Operations	-	(32,125)

Net Income/(Loss)	$8,870	$(753,449)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$0.00	$(0.00)
Income/(Loss) from discontinued operations	$0.00	$(0.00)

Net Income/(Loss) Per Share - Basic and Diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	566,011,117	512,743,574
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income/(Loss)	$8,870	$(753,449)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	-	14,082
Amortization of debt issue costs	-	7,233
Amortization of equity line commitment fee	-	48,750
Bad debt expense	571,014	242,413
Depreciation	12,548	989
Gain on debt settlement	(10,000)	-
Amortization of stock based expenses	11,440	-
Stock issued for services	-	70,250
Stock issued for legal settlement	-	42,000
Recognition of beneficial conversion feature	-	67,308
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(439,825)	(76,424)
Management fee receivable, net	(103,981)	-
Other receivables	(12,841)	(45,449)
Prepaids and other current assets	-	88,890
Increase (decrease) in:
Accounts payable	(177,037)	-
Settlements payable	(223,257)	38,758
Accrued interest payable	(4,910)	22,310
Accrued wages payable	67,048	92,113
Accrued expenses	(15,619)	(2,861)
Accrued rent	2,247	-
Accrued professional fees	23,141	-
Medicare payable	(37,423)	-
Net Cash Used In Operating Activities	(328,585)	(143,087)

Cash Flows from Investing Activities:
Acquisition of equipment	(54,110)	(1,632)
Acquisition of cash overdraft	-	(57,439)
Net Cash Used in Investing Activities	(54,110)	(59,071)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	50,000	20,000
Repayments of loan payable - related party	(250,000)	(37,741)
Proceeds from issuance of convertible debenture	-	112,500
Proceeds from note payable	(50,000)	-
Repayment of advances	(301,018)	-
Net Cash Provided by/(Used in) Financing Activities	(551,018)	94,759

Net Decrease in Cash	(933,713)	(107,399)

Cash, Beginning of Period	$1,023,028	$124,624

Cash, End of Period	$89,315	$17,225
See accompanying notes to unaudited consolidated financial statements.

#

Supplemental Disclosure of Cash Flow Information:

Interest	$26,010	$-
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$149,760	$-
Common stock issued for acquisition of Cameron (50,000,000
shares)	$-	$1,100,000
Common stock issued to settle note payable (25,000 shares)	$-	$500
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2005

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company’s Form 10-KSB.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc.(“Pacer”), a Florida corporation, has seven subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004), Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004), Pacer Health Management Corporation of Arkansas (an Arkansas corporation formed on October 26, 2004) and Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004). Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires and/or manages financially distressed hospitals.  The Company currently owns and operates a non-urban hospital, a non-urban health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana.  Additionally, the Company manages a non-urban hospital and nursing home in Greene County, Georgia.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Revenue Recognition and Patients Receivable

(i) Hospital Operations

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

Patient service revenue from hospital operations is recognized when the goods or services are provided to the patient and billed to the patient or third party payor. Patient service revenue is reported net of estimated contractual allowances. These third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements with the third party payors. Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted. (See Note 3)

(ii) Management Services

The Company recognizes management service fees as services are provided.

(D) Stock Based Compensation

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the three months ended March 31, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the three months ended March 31, 2005 and 2004, the Company issued 3,000,000 and 2,000,000 shares of common stock, respectively, of common stock to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 for employee bonuses during the three months ended March 31, 2005. All 8,000,000 shares issued during the three months ended March 31, 2005 were surrendered, cancelled and available for future reissuance.(See Notes 9 and 10)

(E) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At March 31, 2005, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the three months ended March 31, 2005 or 2004.  During 2004, there was no calculation  due to the Company’s net losses for the three months ended March 31, 2004. There was no incremental share effect of these warrants on Diluted EPS for the three months ended March 31, 2005 under the treasury method as the exercise price exceeded the average trading price during the three months ended March 31, 2005.

At March 31, 2005, there were 3,000,000 shares previously issued as collateral that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net income per share (see Note 9). These 3,000,000 shares are not considered to be common stock equivalents.

At March 31, 2005, there were 8,000,000 shares previously issued and subsequently forfeited as a result of the termination of an employment agreement that are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net income per share (See Notes 9 and 10). These 8,000,000 shares are not considered to be common stock equivalents and thus not included in the computation of basic or diluted earnings per share for the three months ended March 31, 2005.

Additionally, pursuant to the terms of certain employment agreements for three individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employee must provide services for one year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been earned and correspond to the employee’s current service period. As such, these shares are not included in basic earnings per share until they become fully vested.

(F) Reclassifications

Certain amounts for the three months ended March 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts.  The reclassifications had no effect on the net income for the three months ended March 31, 2004.

Note 3 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2005 is as follows:

Patient accounts receivable	$2,532,579
Less: Allowance for contractual discounts	(1,367,593)
Less: Allowance for doubtful accounts	(232,997)
Patient Accounts Receivable, net	$931,989

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred. There were no changes in estimate during the three months ended March 31, 2005.

During the three months ended March 31, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $571,014 and $242,413. The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 4 Property and Equipment, net

Property and equipment at March 31, 2005 is as follows:

Furniture and fixtures	$5,000
Equipment	333,888
Less: accumulated depreciation	(28,957)
Equipment, net	$309,931

During 2005, the Company purchased certain medical equipment for $203,869.

Depreciation expense for the three months ended March 31, 2005 was $12,548. Depreciation expense for the three months ended March 31, 2004, net of $344 included in discontinued operations, was $645.

Note 5 Loan Payable-Related Party

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, from a Company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000. (See Note 9)

During the three months ended March 31, 2005, the Company received funds of $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. These advances received bear interest at 8%, are unsecured and due twenty-four months from date of receipt. At March 31, 2005, the Company had reflected total loans payable to this individual of $72,029 and related accrued interest of $4,131.  The related loans advanced and accrued interest is classified as long term.

Note 6 Notes Payable

On January 20, 2005, the Company repaid a note payable to an unrelated third party for the principal amount of $50,000, plus accrued interest of $3,000. The total repayment amount was $53,000.

Note 7 Advances Payable

Minnie G. Boswell Memorial Hospital (“MGBMH”) is a participant in the Indigent Care Trust Fund (“ICTF”) in the State of Georgia, which administers the disproportionate share hospital payments (“DSH”). MGBMH is required to make an intergovernmental transfer approximately equal to the value of the previous year’s uncompensated care as a match to draw down federal DSH dollars. The amount MGBMH was required to transfer in December of 2004 was approximately $950,000. MGBMH remitted to the Company funds of which $244,000 was allocated for the intergovernmental transfer. The Company anticipated providing the remaining balance of approximately $700,000 for the intergovernmental transfer due on behalf of MGBMH. Prior to the remittance coming due, the State of Georgia amended the disproportionate share amount on an interim basis pending an audit of designated hospitals. The amended disproportionate share amount was remitted to the State of Georgia in January 2005 and all proceeds thereof including the remitted amount were transferred by the State of Georgia to MGBMH.  At March 31, 2005, the Company accrued $2,482 relating to certain advances received from MGBMH in excess of services billed for in connection with the interim services agreement.

Note 8 Commitments and Contingencies

On January 14, 2005, the Company entered into a settlement agreement with a former auditor of INFe, Inc.(the company that Pacer Health Corporation reversed merged with).  INFe was accused of failing to pay upon a promissory note in the amount of $55,000 which was issued to a former service provider.  The terms of the settlement call for an immediate payment of $45,000, which the Company paid on February 20, 2005.  The Company recognized a gain on debt settlement of $10,000.

On February 10, 2005, the Company paid $130,000 to Cornell Capital Partners, LP pursuant to the terms of the debt settlement agreement entered into during November 2004.

Note 9 Stockholders’ Equity

On March 8, 2005, the Company issued 5,000,000 shares of stock at $.007 having a fair value of $35,000 as a bonus to its Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The shares were subsequently forfeited as a result of the termination of this employment agreement.  These shares are in the process of being cancelled.  The Company also issued 3,000,000 shares of stock pursuant to the employment agreement that were also subsequently forfeited.  For financial accounting purposes there is no impact on the unaudited consolidated financial statements for the issuance and forefeiture of the 8,000,000 shares.

Note 10 Related Party Transactions

During the three months ended March 31, 2005, the Company received funds of $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. (See Note 5)

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, from a Company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000.  (See Note 5)

Note 11 Income Taxes

There was no income tax expense for the three months ended March 31, 2005, due to the Company’s utilization of net operating loss carryforwards.   There was no income tax expense for the three months ended March 31, 2004, due to the net loss of the Company.

Note 12 Subsequent Events

On March 8, 2004, the Company issued 5,000,000 shares of stock at $.007 as a bonus to its Vice-President of Finance.  These amounts are in excess of the amount provided for in the employment contract and were issued at the discretion of the Company.  The Company also issued 3,000,000 shares of stock pursuant to the employment agreement.  On May 1, 2005, the Company terminated the employment agreement of the Vice-President of Finance.  The Company is in the final stages of canceling the 8,000,000 shares of stock issued on March 8, 2004.  These shares are deemed to be issued but not outstanding for purposes of computing basic net income per share.

#

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the Securities and Exchange Commission and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Form 10-KSB and the following:

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

General

We are a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we intend to focus on acquiring financially distressed hospitals, restructuring the operations to ensure financial viability and consolidating them under the Pacer brand name.   We intend to attempt to ensure the financial viability of these healthcare facilities by applying our management experience to restructuring the daily operations.  We also intend to design and implement best practices across these facilities to ensure quality medical services are provided to our patients.

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

No material part of our revenues were derived outside of the United States in the three months ended March 31, 2005, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC to acquire certain assets used in the operation of South Cameron Memorial Hospital.  We have included additional details about the acquisition, including our purchase price allocation, in the Notes to our Unaudited Consolidated Financial Statements.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our unaudited consolidated financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

Intangible Assets

Intangible assets at March 31, 2005 consisted of goodwill of $1,216,318 which is the result of the acquisition of Cameron. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge of approximately $528,184 was taken during 2004 and was recorded based upon the required impairment test of the goodwill initially recorded in May 2003 from the acquisition of AAA Medical Center, Inc. (“AAA”).  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the three months ended March 31, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.  During the three months ended March 31, 2005 and 2004, the Company issued 3,000,000 and 2,000,000 shares, respectively, of common stock to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 shares in 2005 for an employee bonus.

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

(i) Revenues from Physical Therapy Services

Revenues from physical therapy services discontinued in late 2004 provided by the Company is recorded at net realizable value expected to be received from third party payors or patients by recording a contractual allowance on billed revenues and is recognized when the services are provided to the patient and billed to the individual patient or third party payors.

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

(iii) Management Service Fees

The company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2005 was as follows:

Patient accounts receivable – Cameron	$2,532,579
Allowance for contractual discounts	(1,367,593)
Allowance for doubtful accounts	(232,997)
Patient Accounts Receivable, net	$931,989

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in period in which the change in estimate occurred.

During the three months ended March 31, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $571,014 and $242,413, respectivley. The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three Months Ended March 31, 2005 and March 31, 2004.

Net Revenue

Net revenues for continuing operations for the three months ended March 31, 2005 and 2004, were $2,510,551, comprised of patient service revenues of $2,210,511 and management services fees of $300,000, and $152,843, respectively.  The revenues of AAA of $38,097 for the three months ended March 31, 2004 were included as part of discontinued operations.  The increase in revenue was primarily due to our acquisition of South Cameron Memorial Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended March 31, 2005 and 2004, was $2,494,959 and $776,634, respectively.  In the first three months ended March 31, 2005, operating expenses consisted principally of $987,545 in salaries, wages and benefits, $571,014 in bad debt expense, $267,558 in contract labor, $195,809 in medical supplies, $74,308 in insurance expenses, $132,769 in rent expenses, $96,588 of professional fees and $214,073 of general and administrative expenses.   The expenses of AAA of $70,222 for the three months ended March 31, 2004 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Other Income

Other income for the three months ended March 31, 2005 and 2004 was $10,248 and $6,167.  During the first quarter of 2005, other income consisted primarily of $10,000 in gain on debt settlement.  During the first quarter of 2004, other income consisted solely of interest income.

Interest Expense

Interest expense for the three months ended March 31, 2005 and 2004 was $16,969 and $103,700, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which decreased by $86,731 for the three months ended March 31, 2005 as compared to the same period in 2004.

Net Income/(Loss)

Our net income before discontinued operations for the three months ended March 31, 2005 was $8,870, as compared to a net loss for the three months ended March 31, 2004 of $721,324.  The increase in net income is primarily the result of our cost restructuring.  During the three months ended March 31, 2005 and 2004, the Company had a net loss from discontinued operations of $0 and $32,125, respectively, which is included in the net loss total.

Segments and Concentrations

In connection with the sale of AAA in October 2004, the Company only has one reportable and identifiable segment.  Therefore, the presentation of segment analysis pursuant to SFAS No. 131 is not required.  Hospital operations are conducted in Louisiana representing the results of operations of one hospital.

These operations also reflect a 100% concentration in the source of patient revenues that the Company currently recognizes.   The hospital group in Louisiana includes a non-urban hospital and provides medical care as well geriatric psychiatric healthcare to various patients.

Liquidity And Capital Resources

We had cash on hand of $89,315 at March 31, 2005.  Net Cash used in operating activities during the three month period ended March 31, 2005 was $328,585, compared to net cash used in operations of $143,087 in operating activities for the same period a year earlier which is primarily the result of the discontinued operations.  During the three months ended March 31, 2005, the net cash used was mainly the result of an increase in patient receivables to $439,825, increase in net management fee receivable of $103,981 and increase in other receivables to $12,841, decrease in account payable of $177,037, decrease in settlements payable of $223,257, and decrease in Medicare payable of $37,423, offset primarily by bad debt expense of $571,014.

Net Cash used in investing activities was $54,110 for the three months ended March 31, 2005, compared to $59,071 for the same period in 2004.  Net cash used in investing activities during the three months ended March 31, 2005 was attributable to the fact that the Company purchased medical equipment in the amount of $203,870, net of deposits accrued for in 2004 totaling $149,760.

Net Cash used in financing activities was $551,018 for the three months ended March 31, 2005, compared to $94,759 provided by in the same period for 2004.  Net cash used in financing activities during the three months ended March 31, 2005 was primarily attributable to the repayment of a $250,000 related party note, proceeds of $50,000 from a related party loan, repayment of a $50,000 note payable, and $301,018 repayment of advances payable.

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

Item 3.  Controls and Procedures

Controls and procedures

(A)

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(B)     Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

#

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers. The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage. Amounts due to vendors have been accrued as of March 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2005, the Company issued 5,000,000 shares of its common stock at $.007 per share, as a bonus to its Vice-President of Finance.  These amounts are in excess of the amount provided for in the employment contract and were issued at the discretion of the Company.  The Company also issued 3,000,000 shares of stock pursuant to the employment agreement.  On May 1, 2005, the Company terminated the employment agreement of the Vice-President of Finance.  The Company is in the final stages of canceling the 8,000,000 shares of stock issued on March 8, 2005.

Item 3.  Settlement on Senior Securities

On November 30, 2004, the Company settled all of its outstanding convertible debentures totaling $765,000 which includes the $390,000 compensation debenture issued under the Standby Equity Distribution Agreement, but net of related debt discount of $133,330 with Cornell Capital Partners, LP (“Cornell”).  In connection with the settlement, the Company has already paid Cornell $280,000.  In accordance with the settlement plan, the Company is still required to pay $130,000 on June 15, 2005 and $130,000 August 15, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 6, 2005, the Board of Directors appointed Eugene Marini and Marcelo Llorente as members of the Company’s Audit Committee.  Mr. Marini will serve as the chairman of the Audit Committee.  On April 25, 2005, the Board of Directors also appointed Alfredo Jurado as a member of the Company’s audit committee.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Employment Agreement dated January 1, 2004	Incorporated by reference to Exhibit 10.13 to Form 10-QSB filed on September 13, 2004
10.14	Employment Agreement dated February 1, 2004	Incorporated by reference to Exhibit 10.14 to Form 10-QSB filed on September 13, 2004
10.15	Employment Agreement dated July 5, 2004	Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed on September 13, 2004
10.16	Settlement Agreement dated November 30, 2004	Incorporated by reference to Exhibit 10.16 to Form 10-QSB filed on December 17, 2004
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Binding Letter of Interest	Incorporated by reference to Exhibit 99.1 to Form 10-QSB filed on September 13, 2004

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20 2005	PACER HEALTH CORPORATION

By: /S/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

Dated: May 20, 2005	PACER HEALTH CORPORATION

By: /S/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, chief executive officer, certify that:

1.

I have reviewed this form 10-QSB for three months ended March 31, 2005 of Pacer Health Corporation;

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

Date: May 20, 2005	By: /s/ Rainier Gonzalez
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

#

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, chief financial officer, certify that:

1.

I have reviewed this form 10-QSB for the three months ended March 31, 2005 of Pacer Health Corporation;

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

Date: May 20, 2005	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 20, 2005	By: /s/ Rainier Gonzalez
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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 20, 2005	By: /s/ J. Antony Chi
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