Form 10QSB
period 2005-06-30
PACER HEALTH CORP
filed 2005-09-06
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at August 15, 2005
Common Stock	568,459,578

MI-162200 v2 0435230-0201

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

17

Item 3.  Controls and Procedures.

24

PART II.  OTHER INFORMATION

26

Item 1.  Legal Proceedings.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Settlement on Senior Securities.

26

Item 4.  Submission of Matters to a Vote of Security Holders.

26

Item 5. Other Information.

27

SIGNATURES

27

EXHIBIT 31.1

31.1-1

EXHIBIT 31.2

31.2-1

EXHIBIT 32.1

32.1-1

EXHIBIT 32.2

32.2-1

MI-162200 v2 0435230-0201

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries

Consolidated Balance Sheet

June 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$48,622
Patient receivables, net	1,049,470
Management fee receivable, net	616,428
Investments in trading securities	67,400
Total Current Assets	1,781,920

Property and equipment, net	295,724

Other Assets
Goodwill, net	1,216,318
Deposits and other	12,752
Total Other Assets	1,229,070

Total Assets	$3,306,714

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$277,797
Advances payable	2,482
Settlements payable	298,500
Accrued wages and related taxes	286,197
Accrued interest payable	13,500
Accrued professional fees	131,331
Accrued expenses	338,147
Notes Payable	75,000
Medicare payable, current portion	1,629,609
Total Current Liabilities	3,052,563

Long Term Liabilities
Medicare payable, net of current portion	203,517
Loan payable - related party	58,029
Accrued interest payable - related party	5,357
Total Long Term Liabilities	266,903

Total Liabilities	3,319,466

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized,
568,459,578 issued and outstanding	56,846
Common stock issuable (100,000 shares)	10
Additional paid in capital	2,182,150
Accumulated deficit	(2,222,618)
16,388
Less: Deferred compensation	(29,140)
Total Stockholders' Deficiency	(12,752)

Total Liabilities and Stockholders' Deficiency	$3,306,714

See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Patient services revenues, net	$1,080,104	$2,476,244	$2,843,520	$2,629,087
Management services fees	300,000	-	600,000	-
Total Revenues	1,380,104	2,476,244	3,443,520	2,629,087

Operating Expenses
Advertising	1,462	(3,937)	2,119	1,173
Amortization of debt issue costs	-	6,857	-	14,089
Amortization of equity line commitment fee	-	48,750	-	97,500
Bad debt expense	200,311	873,768	324,190	1,116,181
Contract labor	356,376	394,035	623,934	416,976
Depreciation	15,341	4,961	27,889	5,606
Insurance	88,533	173,250	162,841	263,846
Medical Supplies	238,622	167,489	434,431	189,814
Professional fees	47,680	75,043	144,268	167,685
Rent	165,092	193,998	297,861	209,836
Salaries and wages	975,903	790,201	1,890,538	997,415
General and administrative	176,563	134,838	405,636	155,766
Total Operating Expenses	2,265,883	2,859,253	4,313,707	3,635,887

Net Loss from Operations	(885,779)	(383,009)	(870,187)	(1,006,800)

Other Income (Expense)
Other	49	(1,362)	297	4,805
Gain on debt settlement	-	-	10,000	-
Realized gain on trading securities	16,217	-	16,217	-
Unealized gain on trading securities	67,400	-	67,400	-
Finance Charges	(31,000)	-	(31,000)	-
Interest expense	(13,345)	(49,677)	(30,314)	(153,377)
Total Other Income (Expense), net	39,321	(51,039)	32,600	(148,572)

Net Loss from Continuing Operations	$(846,458)	$(434,048)	$(837,587)	$(1,155,372)

Discontinued Operations
Loss from operations of discontinued component
(including loss on disposal of $0)	-	20,421	-	(11,704)
Loss on Discontinued Operations	-	20,421	-	(11,704)

Net Loss	$(846,458)	$(413,627)	$(837,587)	$(1,167,076)

Net Loss Per Share - Basic and Diluted

Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income/(Loss) from discontinued operations	$0.00	$0.00	$0.00	$(0.00)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	565,385,759	536,146,967	565,304,445	536,146,967
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(837,587)	$(1,167,076)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of debt discount to interest expense	-	25,257
Amortization of debt issue costs	-	14,089
Amortization of equity line commitment fee	-	97,500
Bad debt expense	324,190	1,116,181
Depreciation	27,889	6,376
Gain on debt settlement	(10,000)	-
Proceeds from sale of trading securities	16,217	-
Realized gain on sale of trading securities	(16,217)	-
Unrealized gain on trading securities	(67,400)	-
Recognition of stock based compensation	19,380	-
Stock issued for rent - related party	2,247	74,751
Stock issued for services	20,358	42,000
Recognition of beneficial conversion feature	-	67,308
Recognition of stock based consulting fees	-	5,400
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(336,477)	(719,767)
Management fee receivable, net	(222,678)	-
Other receivables	-	(45,449)
Prepaids and other current assets	-	13,890
Increase (decrease) in:
Accounts payable	(91,453)	294,524
Settlements payable	(234,757)	31,757
Accrued interest payable	(5,370)	57,734
Accrued wages payable and related taxes	170,874	136,875
Accrued liquidating damages	-	15,000
Accrued expenses	22,996	(2,773)
Accrued professional fees	20,985	-
Medicare payable	779,136	-
Net Cash Provided By (Used In) Operating Activities	(417,667)	63,577

Cash Flows from Investing Activities:
Acquisition of equipment	(55,244)	(4,432)
Acquisition of cash overdraft	-	(74,220)
Disbursement for land deposit option	(11,477)	-
Net Cash Used in Investing Activities	(66,721)	(78,652)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	50,000	20,000
Repayments of loan payable - related party	(264,000)	(37,241)
Proceeds from issuance of convertible debenture	-	112,500
Repayment of note payable	(50,000)	-
Proceeds from notes payable	75,000	-
Repayment of advances	(301,018)	-
Net Cash Provided by/(Used in) Financing Activities	(490,018)	95,259

Net Increase/(Decrease) in Cash	(974,406)	80,184

Cash, Beginning of Period	$1,023,028	$124,624

Cash, End of Period	$48,622	$204,808

Supplemental Disclosure of Cash Flow Information:

Interest	$35,683	$-
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Common stock issued for acquisition of Cameron (50,000,000
shares)	$-	$1,100,000
Common stock issued to settle note payable (25,000 shares)	$-	$500
Common stock issued in connection with deferred consulting
(600,000 shares)	$-	$10,800
Equipment acquired and financed through accounts payable	$-	$30,545
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2005

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

For the quarter ended June 30, 2005, the Company experienced a net operating loss of $837,587 and cash used in operations of $417,667 and has a net working capital deficit of $1,270,643.  This is primarily due to a settlement with a third party payor.  The Company participates in the Disproportionate Share Payment Program in the State of Louisiana and anticipates receiving over $800,000 from the program no later than October 31, 2005 offsetting the current loss.

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

The Company’s Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established contractual rates. A summary of the payment arrangements with major third-party payors follows:

Medicare: Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined contractual rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. Based on Medicare audits, the Company may be liable for overpayments received in connection with the cost reimbursement structure.  The Hospital claims Medicare payments based on an interpretation of certain “disproportionate share” rules.

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

Patient service revenue from hospital operations is recognized when the goods or services are provided to the patient and billed to the patient or third party payor. Patient service revenue is reported net of estimated contractual allowances. These third-party contractual adjustments are accrued on an estimated basis in the period the services are provided, and revenues in future periods are adjusted based on final settlements with the third party payors. Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted. (See Note 3)

The Company participates in the Louisiana disproportionate share hospital (DSH) fund related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facilities in Louisiana become eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined, collectability is reasonably assured and the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii) Management Services

The Company recognizes management service fees as services are provided.

(D) Investments

The Company accounts for securities according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

Held-to-Maturity - Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. The Company has the ability and the intention to hold these investments to maturity and, accordingly, they are not adjusted for temporary declines in their fair value.

Available-for-Sale - Investments in debt and equity securities classified as available-for-sale are stated at fair value. Unrealized gains and losses are recognized (net of tax effect) as a separate component of stockholders' equity.

Trading - Investments in debt and equity securities classified as trading are stated at fair value. Realized and unrealized gains and losses for trading securities are included in income.

Realized gains and losses on the sale of securities are determined using the specific identification method.

(E) Stock Based Compensation

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the six months ended June 30, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the six months ended June 30, 2005 and 2004, the Company issued 3,000,000 and 2,000,000 shares of common stock, respectively, to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 for employee bonuses during the six months ended June 30, 2005. 8,000,000 shares that were issued during the six months ended June 30, 2005 were surrendered, cancelled and available for future reissuance. (See Notes 10 and 11)

(F) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At June 30, 2005, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the three and six months ended June 30, 2005 or 2004.

During 2004, there was no calculation due to the Company’s net losses for the three and six months ended June 30, 2004. There was no incremental share effect of these warrants on Diluted EPS for the three and six months ended June 30, 2005 under the treasury method as the exercise price exceeded the average trading price during the six months ended June 30, 2005.

At June 30, 2005, there were 3,000,000 shares previously issued as collateral.  Upon a settlement agreement reached with an unrelated third party, the Company issued 500,000 shares at December 31, 2004.  The remaining 2,500,000 shares remain as collateral until the settlement payable is satisfied.  Upon satisfaction of the settlement payable, the remaining 2,500,000 shares are to be cancelled and returned to the treasury for future reissuance.  As a result, these 2,500,000 shares are considered contingently returnable shares and accordingly not considered outstanding and not included in the computation of net loss per share (see Note 11). These 2,500,000 shares are not considered to be common stock equivalents.

Additionally, pursuant to the terms of certain employment agreements for three individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employee must provide services for one year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been earned and correspond to the employee’s current service period. As such, these shares are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123 for cliff vesting when recording the charges for services provided.

(G) Reclassifications

Certain amounts for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts.  The reclassifications had no effect on the net income for the three and six months ended June 30, 2004.

Note 3 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2005 is as follows:

Patient accounts receivable	$2,851,820
Less: Allowance for contractual discounts	(1,539,982)
Less: Allowance for doubtful accounts	(262,368)
Patient Accounts Receivable, net	$1,049,470

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred. There were no changes in estimate during the three and six months ended June 30, 2005.

During the three months ended June 30, 2005 and 2004, the Company recorded bad debt expense for doubtful accounts relating to its patient receivables of $200,311 and $873,768.  During the six months ended June 30, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $324,190 and $1,116,181, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 4 Investments

During April 2005, the Company received 400,000 shares of a public company as a result of a legal settlement occurring in 2004.  Management has elected to treat these securities as trading pursuant to the rules of SFAS No. 115.  The Company recorded these shares as having a $0 cost basis due to the stock not trading at time of settlement in 2004.  Additionally, there was no alternative method to determine the fair value of the securities.

The estimated fair values of securities at June 30, 2005 are as follows:

	Cost	Gross Unrealized Gain	Estimated Fair Value
Trading Securities	$0	$67,400	$67,400

During the six months ended June 30, 2005, the Company received proceeds of $16,217 from the sale of securities.  Due to a $0 cost basis, the Company recorded a realized gain on sale of trading securities of $16,217.

Unrealized gains and losses are recognized as a component of other income.  The fair value of trading securities is based on the quoted closing trading price of the stock as of the last day of the fiscal period.  Unrealized gains and losses become recognized gains and losses upon the sale of securities.

Note 5 Property and Equipment, net

Property and equipment at June 30, 2005 is as follows:

Furniture and fixtures	$5,000
Equipment	335,023
Less: accumulated depreciation	(44,299)
Equipment, net	$295,724

During 2005, the Company purchased certain medical equipment for $55,244.  Of the total equipment purchased, the Company had paid a cash deposit of $149,760 at December 31, 2004.  The deposit was used and the equipment was acquired and placed into service during 2005.

Depreciation expense for the three and six months ended June 30, 2005 was $15,341 and $27,889, respectively. Depreciation expense for the three and six months ended June 30, 2004, net of $344 and $770 included in discontinued operations, was $4,961 and $5,606, respectively.

Note 6 Loan Payable-Related Party

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, from a Company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000. (See Note 12)

During the three and six months ended June 30, 2005, the Company received funds of $0 and $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. These advances received bear interest at 8%, are unsecured and due twenty-four months from date of receipt.  During the three and six months ended June 30, 2005, the Company repaid $14,000 of the outstanding amount. At June 30, 2005, the Company had reflected total loans payable to this individual of $58,029 and related accrued interest of $5,357.  The related loans advanced and accrued interest are classified as long term.

Note 7 Notes Payable

On June 30, 2005, the Company had the following outstanding notes payable:

Note payable dated April 29, 2005, original principal of $50,000, originally due June 29, 2005. Monthly finance charges at 3.0% (arrears rate 3.45%) compounded and payable monthly until principal amount is paid.	$50,000

Note payable dated April 29, 2005, original principal of $25,000, originally due June 29, 2005. Monthly finance charges at 2.0% (arrears rate 2.30%) compounded and payable monthly until principal amount is paid.	25,000

Total Notes Payable	$75,000

The Company has negotiated monthly payments with each creditor in order to restructure the terms of the repayment.  Neither debt holder has commenced legal action against the Company.  As a result of the renegotiation, the Company has paid $1,500 and $500, respectively, as a finance charge for each of the notes above.

On January 20, 2005, the Company repaid a note payable to an unrelated third party for the principal amount of $50,000, plus accrued interest of $3,000. The total repayment amount was $53,000.

Note 8 Advances Payable

Minnie G. Boswell Memorial Hospital (“MGBMH”) is a participant in the Indigent Care Trust Fund (“ICTF”) in the State of Georgia, which administers the disproportionate share hospital payments (“DSH”). MGBMH is required to make an intergovernmental transfer approximately equal to the value of the previous year’s uncompensated care as a match to draw down federal DSH dollars. The amount MGBMH was required to transfer in December of 2004 was approximately $950,000. MGBMH remitted to the Company funds of which $244,000 was allocated for the intergovernmental transfer. The Company anticipated providing the remaining balance of approximately $700,000 for the intergovernmental transfer due on behalf of MGBMH. Prior to the remittance coming due, the State of Georgia amended the disproportionate share amount on an interim basis pending an audit of designated hospitals. The amended disproportionate share amount was remitted to the State of Georgia in January 2005 and all proceeds thereof including the remitted amount were transferred by the State of Georgia to MGBMH.  At June 30, 2005, the Company accrued $2,482 relating to certain advances received from MGBMH in excess of services billed for in connection with the interim services agreement.

Note 9 Medicare Payable

During the six months ended June 30, 2005, the Company submitted a cost report for the stand-alone period March 22, 2004 through December 31, 2004 that indicated an additional $872,480 was due as a result of the Company received certain overpayments that the Company was no longer qualified to receive.  The liability in connection with previous stand-alone year’s Medicare liabilities aggregated $1,833,126 at June 30, 2005.  Of the total, $203,517 remained in long term liabilities due to the Company negotiating a long term repayment plan with Medicare which requires a principal and interest payment aggregating $16,716 to be paid each month through July 2007.  At June 30, 2005, the current portion of the liability is $1,629,609.

Note 10 Commitments and Contingencies

On January 14, 2005, the Company entered into a settlement agreement with a former auditor of INFe, Inc., the company with which Pacer Health Services, Inc. completed a reverse merger (See Note 1).  INFe was accused of failing to pay upon a promissory note in the amount of $55,000 which was issued to a former service provider.  The terms of the settlement call for an immediate payment of $45,000, which the Company paid on February 20, 2005.  The Company recognized a gain on debt settlement of $10,000 and has reflected the gain in the consolidated statement of operations.

On February 10, 2005, the Company paid $130,000 to Cornell Capital Partners, LP (“Cornell”) pursuant to the terms of the debt settlement agreement entered into during November 2004.  In consideration for deferring the payment due in June 2005, pursuant to the settlement agreement, the Company paid Cornell $30,000, which has been included as a component of other income and (expense).

Note 11 Stockholders’ Deficiency

On March 8, 2005, the Company issued 5,000,000 shares of common stock at $.007 having a fair value of $35,000 as a bonus to its then Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The common shares were subsequently forfeited as a result of the termination of this employment agreement.  These shares have been cancelled.  The Company also issued 3,000,000 shares of common stock pursuant to the employment agreement that were also subsequently forfeited.  At June 30, 2005, for financial accounting purposes, there is no impact on the unaudited consolidated financial statements for the issuance and forfeiture of the 8,000,000 common shares.

On May 20, 2005, the Company issued 112,350 shares of its common stock to a related party (board director) at $.02 per share for the rental of the corporate facilities.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.  (See Note 12)

On June 6, 2005, the Company issued 100,000 shares of its common stock to its Interim Vice-President of Finance at $.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.  On July 6, 2005, the Company issued an additional 100,000 shares for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.  (See Note 14)

On June 15, 2005, the Company issued 525,000 shares of its common stock to a consultant at $.0283 per share for services rendered.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $14,858 which was expensed.

Note 12 Related Party Transactions

During the six months ended June 30, 2005, the Company received funds of $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. (See Note 6)

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, from a Company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000.  (See Note 6)

On May 20, 2005, the Company issued 112,350 shares of its common stock to a related party (board director) of the Company at $.02 per share for the rental of the corporate facilities.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.  (See Note 11)

On June 6, 2005, the Company issued 100,000 shares of its common stock to its Interim Vice-President of Finance at $.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.

Note 13 Income Taxes

There was no income tax expense for the three and six months ended June 30, 2005, due to the Company’s net losses.   There was no income tax expense for the three and six months ended June 30, 2004, due to the net loss of the Company.

Note 14 Subsequent Events

On July 6, 2005, the Company issued an additional 100,000 shares for services rendered during the period June 2005.  (See Note 11)

On July 6, 2005, the Company issued 3,000,000 shares to its CFO as compensation for future services to be rendered.  The shares are valued pursuant to the cliff vesting provisions of SFAS No. 123.

On July 21, 2005, the Company received an advance of $100,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. The advance received bears interest at 8%, is unsecured and is due twenty-four months from date of receipt.

On July 25, 2005, the Company entered into an agreement with its Vice-President of Finance.

#

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the Securities and Exchange Commission and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2004 and the following:

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

No material part of our revenues were derived outside of the United States in the six months ended June 30, 2005, and during that period, we had no material assets outside the United States.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our unaudited consolidated financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

Intangible Assets

Intangible assets at June 30, 2005 consisted of goodwill of $1,216,318 which is the result of the 2004 acquisition of Cameron. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the six months ended June 30, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the six months ended June 30, 2005 and 2004, the Company issued 3,000,000 and 2,000,000 shares of common stock, respectively, to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 for employee bonuses during the six months ended June 30, 2005. 8,000,000 shares that were issued during the six months ended June 30, 2005 were surrendered, cancelled and available for future reissuance.

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

(ii) Revenues from Hospital Services

The Company’s Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established contractual rates. A summary of the payment arrangements with major third-party payors follows:

Medicare: Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined contractual rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. Based on Medicare audits, the Company may be liable for overpayments received in connection with the cost reimbursement structure.  The Hospital claims Medicare payments based on an interpretation of certain “disproportionate share” rules.

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

(iii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2005 was as follows:

Patient accounts receivable – Cameron	$2,851,820
Allowance for contractual discounts	(1,539,982)
Allowance for doubtful accounts	(262,368)
Patient Accounts Receivable, net	$1,049,470

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

During the three months ended June 30, 2005 and 2004, the Company recorded bad debt expense for doubtful accounts relating to its patient receivables of $200,311 and $873,768.  During the six months ended June 30, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $324,190 and $1,116,181, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three Months Ended June 30, 2005 and June 30, 2004.

Net Revenue

Net revenues for continuing operations for the three months ended June 30, 2005 and 2004, were $1,380,104 and $2,476,244, comprised of patient service revenues of $1,080,104 and $2,476,244 and management services fees of $300,000 and $0, respectively.  The revenues of AAA of $39,893 for the three months ended June 30, 2004 were included as part of discontinued operations.  The decrease in revenue was primarily due to the settlement of our Medicare liability for South Cameron Memorial Hospital for the year ended December 31, 2004 based on the submitted Medicare cost report. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended June 30, 2005 and 2004, were $2,265,883 and $2,859,253, respectively.  Operating expenses reduced primarily due to our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended June 30, 2005, operating expenses consisted principally of $975,903 in salaries, wages and benefits, $200,311 in bad debt expenses, $356,376 in contract labor, $238,622 in medical supplies, $88,533 in insurance expenses, $165,092 in rent expenses, $47,680 of professional fees and $176,563 of general and administrative expenses.   The expenses of AAA of $39,474 for the three months ended June 30, 2004 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended June 30, 2005 and 2004 was $39,321 and $(51,039).  Other income consisted primarily of $16,217 of realized gain on the sale of trading securities and $67,400 of unrealized gain on trading securities offset against $31,000 of finance charges and $13,345 of interest expense.  Interest expense for the three months ended June 30, 2005 and 2004 was $13,345 and $49,677, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which decreased by $36,332 for the three months ended June 30, 2005 as compared to the same period in 2004.

Net Loss

Our net loss before discontinued operations for the three months ended June 30, 2005 was $846,458, as compared to a net loss for the three months ended June 30, 2004 of $434,048.  The increase in net loss is primarily the result of our settlement of our Medicare liability for South Cameron Memorial Hospital for the year ended December 31, 2004.  During the three months ended June 30, 2005 and 2004, the Company had net income from discontinued operations of $0 and $20,421, respectively, which is included in the net loss total.

Results Of Operations For The Six Months Ended June 30, 2005 and June 30, 2004.

Net Revenue

Net revenues for continuing operations for the six months ended June 30, 2005 and 2004, were $3,443,520 and $2,629,087, comprised of patient service revenues of $2,843,520 and $2,629,087 and management services fees of $600,000 and $0, respectively.  The revenues of AAA of $77,990 for the six months ended June 30, 2004 were included as part of discontinued operations.  The increase in revenue was primarily due to our settlement of our Medicare liability for South Cameron Memorial Hospital for the year ended December 31, 2004 based on the submitted Medicare cost report. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the six months ended June 30, 2005 and 2004, were $4,313,707 and $3,635,887, respectively.  Our operating expense increased primarily due to the inclusion of the results for the first six months of our facility in Louisiana.  In the first six months ended June 30, 2005, operating expenses consisted principally of $1,890,538 in salaries, wages and benefits, $324,190 in bad debt expense, $623,934 in contract labor, $434,431 in medical supplies, $162,841 in insurance expenses, $297,861 in rent expenses, $144,268 of professional fees and $405,636 of general and administrative expenses.   The expenses of AAA of $89,694 for the six months ended June 30, 2004 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Other Income/(Expense)

Other income for the six months ended June 30, 2005 and 2004 was $32,600 and $(148,572).  Other income consisted primarily of $10,000 in gain on debt settlement, $16,217 of realized gain on the sale of trading securities and $67,400 of unrealized gain on trading securities offset against $31,000 in finance charges and $30,314 in interest expense.  Interest expense for the six months ended June 30, 2005 and 2004 was $30,314 and $153,377, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which decreased by $123,063 for the six months ended June 30, 2005 as compared to the same period in 2004.

Net Loss

Our net loss before discontinued operations for the six months ended June 30, 2005 was $837,587, as compared to a net loss for the six months ended June 30, 2004 of $1,155,372.  The decrease in net loss is primarily the result of our cost restructuring.  During the six months ended June 30, 2005 and 2004, the Company had a net loss from discontinued operations of $0 and $11,704, respectively, which is included in the net loss total.

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

Liquidity And Capital Resources

We had cash on hand of $48,622 at June 30, 2005.  Net Cash used in operating activities during the six month period ended June 30, 2005 was $417,667, compared to net cash provided by operations of $63,577 in operating activities for the same period a year earlier.  During the six months ended June 30, 2005, the net cash used was mainly the result of an increase in patient receivables to $336,477, increase in net management fee receivable of $222,678, decrease in account payable of $91,453, decrease in settlements payable of $234,757, and increase in Medicare payable of $779,136, offset primarily by bad debt expense of $324,190.

Net Cash used in investing activities was $66,721 for the six months ended June 30, 2005, compared to $78,652 for the same period in 2004.  Net cash used in investing activities during the six months ended June 30, 2005 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $205,004, net of deposits accrued for in 2004 totaling $149,760.

Net Cash used in financing activities was $490,018 for the six months ended June 30, 2005, compared to $95,259 provided by in the same period for 2004.  Net cash used in financing activities during the six months ended June 30, 2005 was primarily attributable to the repayments of $264,000 for related party loans, proceeds of $50,000 from a related party loan, repayment of a $50,000 note payable, proceeds of $75,000 from notes payable and $301,018 repayment of advances.

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

Item 3.  Controls and Procedures

Controls and procedures

(A)

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB

(B)     Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

#

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers. The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage. Amounts due to vendors have been accrued as of June 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2005, the Company issued 5,000,000 shares of common stock at $.007 having a fair value of $35,000 as a bonus to its then Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The common shares were subsequently forfeited as a result of the termination of this employment agreement.  These shares have been cancelled.  The Company also issued 3,000,000 shares of common stock pursuant to the employment agreement that were also subsequently forfeited.  At June 30, 2005, for financial accounting purposes, there is no impact on the unaudited consolidated financial statements for the issuance and forfeiture of the 8,000,000 common shares.

On May 20, 2005, the Company issued 112,350 shares of its common stock to a related party of a director of the Company at $.02 per share for the rental of the corporate facilities.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.

On June 6, 2005, the Company issued 100,000 shares of its common stock to its Interim Vice-President of Finance at $.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.  On July 6, 2005, the Company issued an additional 100,000 shares for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.

On June 15, 2005, the Company issued 525,000 shares of its common stock to a consultant at $.0283 per share for services rendered.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $14,858 which was expensed.

On July 6, 2005, the Company issued an additional 100,000 shares for services rendered during the period June 2005.

On July 6, 2005, the Company issued 3,000,000 shares to its CFO as compensation for future services to be rendered.  The shares are valued pursuant to the cliff vesting provisions of SFAS No. 123.

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

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Employment Agreement dated January 1, 2004	Incorporated by reference to Exhibit 10.13 to Form 10-QSB filed on September 13, 2004
10.14	Employment Agreement dated February 1, 2004	Incorporated by reference to Exhibit 10.14 to Form 10-QSB filed on September 13, 2004
10.15	Employment Agreement dated July 5, 2004	Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed on September 13, 2004
10.16	Settlement Agreement dated November 30, 2004	Incorporated by reference to Exhibit 10.16 to Form 10-QSB filed on December 17, 2004
10.17	Employment Agreement dated July 25, 2005	Provided herewith
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Binding Letter of Interest	Incorporated by reference to Exhibit 99.1 to Form 10-QSB filed on September 13, 2004

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 30, 2005	PACER HEALTH CORPORATION

By: /S/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

Dated: August 30, 2005	PACER HEALTH CORPORATION

By: /S/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, chief executive officer, certify that:

1.

I have reviewed this form 10-QSB for the six months ended June 30, 2005 of Pacer Health Corporation;

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

Date: August 30, 2005	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, chief financial officer, certify that:

1.

I have reviewed this form 10-QSB for the six months ended June 30, 2005 of Pacer Health Corporation;

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

Date: August 30, 2005	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 30, 2005	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 30, 2005	By: /s/ J. Antony Chi
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