Form 10-Q
period 2005-09-30
PACER HEALTH CORP
filed 2005-12-22
CIK 922913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☑

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date:

Class	Outstanding Shares at December 15, 2005
Common Stock	572,059,578

TABLE OF CONTENTS

PART I

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

23

Item 3.  Controls and Procedures.

31

PART II.  OTHER INFORMATION

32

Item 1.  Legal Proceedings.

32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

32

Item 4.  Submission of Matters to a Vote of Security Holders.

33

Item 5. Other Information.

33

SIGNATURES

37

EXHIBIT 31.1

38

EXHIBIT 31.2

40

EXHIBIT 32.1

42

EXHIBIT 32.2

43

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries

Consolidated Balance Sheet

September 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$1,170,830
Patient receivables, net	2,201,265
Inventory	278,511
Prepaid Expenses	113,086
Other receivable, net	28,587
Total Current Assets	3,792,279

Property and equipment, net	820,473

Other Assets
Goodwill, net	1,216,318
Deposits	1,275
Total Other Assets	1,217,593

Total Assets	$5,830,345

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$922,728
Settlements payable	277,000
Accrued wages and related taxes	672,840
Accrued interest payable	12,500
Accrued professional fees	375,715
Accrued rent	2,247
Accrued expenses	476,214
Accrued expenses – related party	29,739
Accrued disaster expenses	135,533
Deferred Income	117,138
Notes Payable	150,154
Medicare payable, current portion	811,288
Other current liabilities	3,321
Total Current Liabilities	3,986,417

Long Term Liabilities
Medicare payable, net of current portion	1,589,885
Loan payable - related party	137,029
Accrued interest payable - related party	8,158
Total Long Term Liabilities	1,735,072

Total Liabilities	5,721,489

Commitments and Contingencies (Note 11)

Stockholders' Deficiency
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, zero (0) issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized,
571,859,578 issued and outstanding	57,186
Additional paid in capital	2,207,346
Accumulated deficit	(2,118,993)
145,539
Less: Deferred compensation	(36,683)
Total Stockholders' Deficiency	108,856

Total Liabilities and Stockholders' Deficiency	$5,830,345

See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Patient services revenues, net	$3,038,120	$1,808,298	$5,881,640	$4,437,385
Management services fees	240,672	3,828	840,672	50,000
Total Revenues	3,278,792	1,812,126	6,722,312	4,487,385

Operating Expenses
Advertising	516	853	2,635	2,026
Amortization of debt issue costs	-	6,932	-	21,021
Amortization of equity line commitment fee	-	48,750	-	146,250
Bad debt expense	72,510	(336,682)	396,700	779,499
Contract labor	494,568	273,955	1,118,502	690,930
Depreciation	25,898	8,827	53,787	14,433
Insurance	107,047	155,931	269,888	419,777
Loan fee	21,414	-	21,414	-
Medical Supplies	166,760	169,555	601,191	359,370
Professional fees	109,633	162,863	253,901	330,548
Rent	142,915	138,727	440,776	351,263
Salaries and wages	1,516,663	912,827	3,407,201	1,910,067
General and administrative	193,519	192,259	599,155	375,835
Total Operating Expenses	2,851,443	1,734,797	7,165,150	5,401,019

Net Income/(Loss) from Operations	427,349	77,329	(442,838)	(913,634)

Other Income/(Expense)
Other	116	60,021	413	68,986
Gain on debt settlement	-	-	10,000	-
Realized gain on trading securities	60,290	-	76,507	-
Unrealized gain on trading securities	(67,400)	-	-	-
Finance Charges	-	-	(31,000)	-
Recovery of Management Fee Bad Debts	131,250	-	131,250	-
Expenses Related to natural disaster	(426,008)	-	(426,008)	-
Interest expense	(21,971)	(54,085)	(52,285)	(207,462)
Total Other Income/(Expense), net	(323,723)	5,936	(291,123)	(138,476)

Net Income/(Loss) from Continuing Operations	$103,626	$83,265	$(733,961)	$(1,052,110)

Discontinued Operations
Loss from operations of discontinued component
(including loss on disposal of $0)	-	(534,105)	-	(565,809)
Loss on Discontinued Operations	-	(534,105)	-	(565,809)

Net Income/(Loss)	$103,626	$(450,840)	$(733,961)	$(1,617,919)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$0.00	$0.00	$0.00	$0.00
Income/(Loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net Income/(Loss) Per Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
during the period - basic and diluted	571,484,578	562,682,228	569,044,637	545,056,616
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(733,961)	$(1,617,918)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of debt discount to interest expense	-	66,739
Amortization of debt issue costs	-	21,021
Amortization of equity line commitment fee	-	146,250
Amortization of deferred compensation	(28,994)
Bad debt expense	396,700	779,499
Recovery of bad debt expense on management fees	(131,250)	-
Depreciation	53,787	14,433
Gain on debt settlement	(10,000)	-
Amortization of stock based expenses	60,357	-
Stock issued for services	4,000	75,250
Stock issued for legal settlement	-	42,000
Stock issued for stock based compensation	-	93,496
Recognition of stock based consulting fees	22,358	10,800
Stock issued for rent	2,247	-
Operations	-	528,184
Recognition of beneficial conversion feature	-	67,308
Loss on disaster related disposal of equipment	273,808	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(234,581)	(242,294)
Management fee receivable	(525,000)	-
Investments	(76,507)
Other receivables	-	(341,833)
Prepaids and other current assets	(42,449)	88,890
Increase (decrease) in:
Accounts payable	349,139	262,868
Settlements payable	(256,257)	40,627
Accrued interest payable	(3,568)	88,307
Accrued wages payable and related taxes	313,744	50,980
Accrued liquidating damages	-	37,500
Accrued expenses	(47,017)	(15,857)
Accrued liabilities-related party	29,739	-
Accrued rent	2,247	-
Accrued penalties	53,300	-
Accrued professional fees	(15,181)	-
Deferred income	(1,974)	-
Medicare payable	694,732	(29,596)
Other current liabilities	637	-
Net Cash Provided by/(Used in) Operating Activities	150,056	166,654

Cash Flows from Investing Activities:
Acquisition of equipment	(55,245)	(81,231)
Proceeds from the sale of trading securities	76,507	-
Acquisition of cash	458,393	25,000
Purchase accounting adjustments	(58,676)	-
Net Cash Provided by/(Used in) Investing Activities	420,979	(56,231)

Cash Flows from Financing Activities:
Cash overdraft	-	4,062
Proceeds from loan payable - related party	210,000	20,000
Repayments of loan payable - related party	(345,000)	(38,941)
Proceeds from issuance of convertible debenture	-	112,500
Repayment of note payable	(59,733)	-
Proceeds from notes payable	75,000	-
Repayment of advances	(303,500)	-
Net Cash Provided by/(Used in) Financing Activities	(423,233)	97,621

Net Increase/(Decrease) in Cash	147,802	208,044

Cash, Beginning of Period	$1,023,028	$124,624

Cash, End of Period	$1,170,830	$332,668

Supplemental Disclosure of Cash Flow Information:

Interest	$64,011	$121,797
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$149,760	$-
Common stock issued for acquisition of Cameron (50,000,000
shares)	$-	$1,100,000
Common stock issued to settle note payable (25,000 shares)	$-	$500
Common stock issued in connection with deferred consulting
(600,000 shares)	$-	$10,800
Equipment acquired and financed through accounts payable	$-	$30,545
See accompanying notes to unaudited consolidated financial statements.

#

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our consolidated financial position and results of operations.

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

For the nine (9) months ended September 30, 2005, the Company experienced a net operating loss of $733,961 and cash provided in operations of $150,056 and has a net working capital deficit of $194,138 at September 30, 2005.  The net operating loss is primarily due to a settlement with a third party payor and disaster related expenses attributable to Hurricane Rita.  The Company participates in the Disproportionate Share Payment Program in the State of Louisiana and is in the process of obtaining the payment.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A)

Nature of Operations

Pacer Health Corporation f/k/a INFe, Inc. (“Pacer”), a Florida corporation, has seven (7) subsidiaries, Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003), Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004), Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004), Pacer Holdings of Georgia, Inc. (a Florida corporation formed on September 26, 2004), Pacer Health Management Corporation of Georgia (a Georgia corporation formed on September 28, 2004), Pacer Holdings of Lafayette, Inc. (a Louisiana corporation formed in December 2005) and Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004). Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires and/or manages financially distressed hospitals.  The Company currently owns and operates a non-urban health clinic and a geriatric psychiatric center in Cameron and Lake Charles, Louisiana (see Note 16 – Natural Disaster).  Additionally, the Company owns a non-urban hospital and nursing home in Greene County, Georgia.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

On September 26, 2003, Pacer Health Services, Inc. was acquired by Pacer (f/k/a INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. is the acquirer because the former stockholders of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer (f/k/a INFe, Inc.).  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer (f/k/a INFe, Inc.).  Since Pacer Health Services, Inc. is the acquirer, for accounting purposes, Pacer’s November fiscal year end has been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

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

The Company recognizes revenues in the period in which services are performed and billed to the patient or third party payor. Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received.

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations in the period of the change.

Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted (See Note 4).

The Company participates in the Louisiana disproportionate share hospital (“DSH”) fund and the Georgia disproportionate share hospital fund (“ICTF”) related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facilities in Louisiana and Georgia become eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined, collectability is reasonably assured and the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii)

Management Services

The Company recognizes management service fees as services are provided.

(D)

Investments

The Company accounts for securities according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation", and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the nine (9) months ended September 30, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award (See Note 12).

(F)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At September 30, 2005, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the three (3) and nine (9) months ended September 30, 2005 or 2004 as discussed below.

During 2004, there was no calculation due to the Company’s net losses for the three (3) and nine (9) months ended September 30, 2004. There was no incremental share effect of these warrants on diluted EPS for the three (3) and nine (9) months ended September 30, 2005 under the treasury method as the exercise price exceeded the average trading price during the nine (9) months ended September 30, 2005.

At September 30, 2005, there were 3,000,000 shares previously issued as collateral.  Upon a settlement agreement reached with an unrelated third party, the Company issued 500,000 shares at December 31, 2004.  The remaining 2,500,000 shares were cancelled on August 30, 2005 upon satisfaction of the settlement payable.  Accordingly, the shares have been returned to the treasury for future reissuance.  As a result, these 2,500,000 shares are considered treasury stock at zero value and accordingly not considered outstanding and not included in the computation of net loss per share.

Additionally, pursuant to the terms of certain employment agreements for three (3) individuals who have received restricted stock awards, the vesting date for shares issued is one (1) year subsequent to the receipt of said shares. The employee must provide services for one (1) year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been issued and correspond to the employee’s current service period. As such, these shares are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123 for cliff vesting when recording the charges for services provided.

(G)

Reclassifications

Certain amounts for the three (3) and nine (9) months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts.  The reclassifications had no effect on the net income for the three (3) and nine (9) months ended September 30, 2004.

Note 3  Acquisition

On September 1, 2005 (“Acquisition Date”), the Company completed its acquisition of Minnie G. Boswell Memorial Hospital (“MGBMH”).  Under the terms of the acquisition agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities.  At the Acquisition Date, MGBMH was a provider of healthcare services with a primary focus on hospitals and nursing homes.  MGBMH owns and operates a non-urban hospital and nursing home.  The Company will operate this hospital doing business as Minnie G. Boswell Memorial Hospital.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $1,108,676, including $108,676 in direct costs of the acquisition.  In connection with the acquisition, the Company applied a receivable due to it from MGBMH of $1,086,807 and waived receipt of the additional $86,807 from the seller as a charge to management income.

The results of operations of MGBMH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Cash	$458,393
A/R, net	1,354,788
Inventory	262,685
Prepaid ins.	102,372
Fixed assets	809,205
Liabilities	(1,878,676)
Purchase Price	$1,108,676

#

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of MGBMH had occurred at January 1, 2004:

	Period Ended
	Nine Months Ended September 30, 2005	January 1, 2004 to December 31, 2004
Net Revenues	$13,489,797	$15,830,151
Net (Loss) Income	$(2,625,618)	$(369,067)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2005 is as follows:

Patient accounts receivable	$8,159,302
Less: Allowance for contractual discounts	(3,879,619)
Less: Allowance for doubtful accounts	(2,078,418)
Patient Accounts Receivable, net	$2,201,265

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred. There were no changes in estimate during the three (3) and nine (9) months ended September 30, 2005.

During the three (3) months ended September 30, 2005 and 2004, the Company recorded bad debt expense/(recovery) relating to its patient receivables of $72,510 and $(336,682), respectively.  During the nine (9) months ended September 30, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $396,700 and $779,499, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Investments

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

As of September 30, 2005, the Company sold all remaining shares.  During the nine (9) months ended September 30, 2005, the Company received proceeds of $76,507 from the sale of securities.  Due to a $0 cost basis, the Company recorded a realized gain on sale of trading securities of $76,507.

Unrealized gains and losses are recognized as a component of other income.  The fair value of trading securities is based on the quoted closing trading price of the stock as of the last day of the fiscal period.  Unrealized gains and losses become recognized gains and losses upon the sale of securities.

Note 6 Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2005 is as follows:

Land deposit	$14,430
Building and land	643,268
Equipment	169,780
Furniture & Fixtures	5,000
Less: accumulated depreciation	(12,005)
Property and Equipment, net	$820,473

The Company recorded a loss of $273,808 on the disposal of assets related to a natural disaster (See Note 16 – Natural Disaster).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company anticipates that it will receive insurance recoveries for the assets.  The Company is currently negotiating with the insurance companies and awaiting final resolution of the matter.  Any asset relating to insurance recovery will be recognized when realization of the claim of the recovery is deemed probable.

Depreciation expense for the three (3) and nine (9) months ended September 30, 2005 was $25,898 and $53,787, respectively. Depreciation expense for the three (3) and nine (9) months ended September 30, 2004, net of $426 and $1,196 included in discontinued operations, was $8,827 and $14,433, respectively.

Note 7 Loan Payable-Related Party

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000 (See Note 13).

During the three (3) and nine (9) months ended September 30, 2005, the Company received funds of $160,000 and $210,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. These advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  During the three (3) and nine (9) months ended September 30, 2005, the Company repaid $81,000 and $345,000 of the outstanding amount. At September 30, 2005, the Company had reflected total loans payable to this individual of $137,029 and related accrued interest of $8,158.  The related loans and accrued interest are classified as long term.

Note 8 Notes Payable

On September 30, 2005, the Company had the following outstanding notes payable:

Note payable dated April 29, 2005, original principal of $50,000, originally due September 29, 2005. Monthly finance charges at 3.0% (arrears rate of 3.45%) compounded and payable monthly until principal amount is paid.	$50,000

Note payable dated April 29, 2005, original principal of $25,000, originally due September 29, 2005. Monthly finance charges at 2.0% (arrears rate of 2.30%) compounded and payable monthly until principal amount is paid.	25,000

Insurance Note Payable dated April 1, 2005, original principal of $104,422, maturity date March 31, 2006, annual percentage rate of 29.5%.	75,154

Total Notes Payable	$150,154

The notes went into default on the September 29, 2005 due date, but the creditors verbally agreed to extend the due date.  The Company subsequently paid off the note with the principal amount of $25,000 on November 1, 2005.  The revised due date for the remaining note is still being negotiated.

On January 20, 2005, the Company repaid a note payable to an unrelated third party for the principal amount of $50,000, plus accrued interest of $3,000. The total repayment amount was $53,000.

Note 9 Advances Payable

Minnie G. Boswell Memorial Hospital (“MGBMH”) is a participant in the Indigent Care Trust Fund (“ICTF”) in the State of Georgia, which administers the disproportionate share hospital payments (“DSH”). MGBMH is required to make an intergovernmental transfer approximately equal to the value of the previous year’s uncompensated care as a match to draw down federal DSH dollars. The amount MGBMH was required to transfer in December of 2004 was approximately $950,000. Prior to the acquisition, MGBMH remitted to the Company funds of which $244,000 was allocated for the intergovernmental transfer. The Company anticipated providing the remaining balance of approximately $700,000 for the intergovernmental transfer due on behalf of MGBMH. Prior to the remittance coming due, the State of Georgia amended the disproportionate share amount on an interim basis pending an audit of designated hospitals. The amended disproportionate share amount was remitted to the State of Georgia in January 2005 and all proceeds thereof including the remitted amount were transferred by the State of Georgia to MGBMH.  At September 30, 2005, the Company accrued $2,482 relating to certain advances received from MGBMH in excess of services billed for in connection with the interim services agreement.

As a result of the acquisition of MGBMH, the Company offset the amount due against its receivable which was the applied as consideration for the purchase price (See Note 3).

Note 10 Medicare Payable

During the nine (9) months ended September 30, 2005, the Company submitted a cost report for the stand-alone period March 22, 2004 through December 31, 2004 which indicated that an additional $872,480 was due as a result of the Company receiving certain overpayments that the Company was no longer qualified to receive.  The liability in connection with previous stand-alone year’s Medicare liabilities aggregated $1,748,722 at September 30, 2005.  Of the total, $1,589,885 remained in long term liabilities due to the Company negotiating a long term repayment plan with Medicare which requires a principal and interest payment aggregating $34,265 to be paid on a monthly basis.  In connection with the acquisition of MGBMH, the Company assumed a Medicare liability of $652,451.  The liability is due to MGBMH receiving certain overpayments in excess of its cost.  MGBMH has been designated “critical access” facility by Medicare and will generally receive a reimbursement equal to its cost.  At September 30, 2005, the current portion of the total liability is $811,288.

Note 11 Commitments and Contingencies

On January 14, 2005, the Company entered into a settlement agreement with a former auditor of INFe, Inc. (“INFe”), the company with which Pacer Health Services, Inc. completed a reverse merger (See Note 1).  INFe was accused of failing to repay a promissory note in the amount of $55,000 which was issued to a former service provider.  The terms of the settlement called for an immediate payment of $45,000, which the Company paid on February 20, 2005.  The Company recognized a gain on debt settlement of $10,000 and has reflected the gain in the consolidated statement of operations.

On February 10, 2005, the Company paid $130,000 to Cornell Capital Partners, LP (“Cornell”) pursuant to the terms of the debt settlement agreement entered into during November 2004.  In consideration for deferring the payment due in September 2005, pursuant to the settlement agreement, the Company paid Cornell $30,000, which has been included as a component of other income and (expense).  The remaining balance due to Cornell under the settlement is $260,000 which is included in settlements payable and is in default as of September 30, 2005.

Note 12 Stockholders’ Deficiency

On March 8, 2005, the Company issued 5,000,000 shares of common stock at $0.007 having a fair value of $35,000 as a bonus to our then Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The common shares were subsequently forfeited as a result of the termination of the employment contract.  These shares have been cancelled.  The Company also issued 3,000,000 shares of common stock pursuant to the employment contract that were also subsequently forfeited.  At September 30, 2005, for financial accounting purposes, there has been no impact on the unaudited consolidated financial statements for the issuance and forfeiture of the 8,000,000 common shares.  On July 21, 2005, the Company entered into a settlement agreement to cancel the remaining 2,000,000 shares of common stock issued in February 2004.  The Company is still in the final process of retrieving and canceling these shares and no accounting will be recorded for the return until the Company is successful at retrieving the shares.

On May 20, 2005, at the request of the related party Director, the Company issued 112,350 shares of common stock to a related party (Board Director) at $0.02 per share for the rental of the corporate facilities, in lieu of the monthly cash payments.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.

On June 6, 2005, the Company issued 100,000 shares of common stock to our Interim Vice-President of Finance at $0.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.

On June 15, 2005, the Company issued 525,000 shares of common stock to a consultant at $0.0283 per share for services rendered.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $14,858 which was expensed.

On July 6, 2005, the Company issued an additional 100,000 shares of common stock to our Interim Vice-President of Finance for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.

On July 6, 2005, the Company issued 3,000,000 shares of common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On August 11, 2005, the Company issued to its four (4) independent Directors 50,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On August 22, 2005, the Company issued an additional 100,000 shares of common stock to our Interim Vice-President of Finance for services rendered during the period July 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.020 per share and had a fair value of $2,000 which was expensed.

In September 2005, the Company granted 10,000,000 common shares of common stock to our Director of Corporate Operations under a new employment agreement.  The shares are valued at $190,000 based on the $0.019 per share quoted trade price on the grant date which is being recognized over the three (3) year service period.  The first 3,000,000 were issued and vested on November 15, 2005 and 2,000,000, 2,000,000, and 3,000,000 will be issued and vest at the first, second and third anniversary of the date of the employment agreement, respectively.

Note 13 Related Party Transactions

During the nine (9) months ended September 30, 2005, the Company received funds of $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company (See Note 7).

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000 (See Note 7).

On May 20, 2005, the Company issued 112,350 shares of common stock to a related party (a Board Director) of the Company at $0.02 per share for the rental of the corporate facilities.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.

On July 6, 2005, the Company issued 100,000 shares of common stock to our Interim Vice-President of Finance at $0.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.

On July 6, 2005, the Company issued 3,000,000 shares of common stock to our Chief Financial Officer in accordance with its employment agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and recorded as part of deferred compensation and subsequently amortized.

On August 11, 2005, the Company issued to four (4) independent Directors 50,000 shares each of common stock in lieu of cash payment of the Directors’ fees.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On August 22, 2005, the Company issued an additional 100,000 shares of common stock to our Interim Vice-President of Finance for services rendered during the period July 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.020 per share and had a fair value of $2,000 which was expensed.

In September 2005, the Company granted 10,000,000 common shares of common stock to our Director of Corporate Operations under a new employment agreement.  The shares are valued at $190,000 based on the $0.019 per share quoted trade price on the grant date which is being recognized over the three (3) year service period.  The first 3,000,000 were issued and vested on November 15, 2005 and 2,000,000, 2,000,000, and 3,000,000 will be issued and vest at the first, second and third anniversary of the date of the employment agreement, respectively.

Note 14 – Segment Information

For the nine (9) months ended September 30, 2005, the Company operated in two (2) reportable business segments - (1) hospital operations in Louisiana and (2) hospital operations in Georgia. The Louisiana hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients in Louisiana.  The Georgia hospital operations segment operates rural hospitals and provides medical care as well nursing home care to various patients in Georgia.  The Company's reportable segments are strategic business units that offer similar products. They are managed separately based on the geographical location in their operations.

Information with respect to these reportable business segments for the nine (9) months ended September 30, 2005 is as follows.

For the Quarter Ended September 30, 2005

Net Revenues:
Georgia Hospital Operations	$870,376
Louisiana Hospital Operations	5,851,936

Consolidated Net Revenue	$6,722,312

Operating Expenses:

Georgia Hospital Operations	$909,444
Louisiana Hospital Operations	6,201,919

Consolidated Operating Expenses	$7,111,363

Depreciation:
Georgia Hospital Operations	$10,555
Louisiana Hospital Operations	43,232

Consolidated Depreciation	$53,787

Other Income/(Expense) excluding interest:

Georgia Hospital Operations	$0
Louisiana Hospital Operations	(238,838)

Consolidated Income/(Expense) excluding interest:	$(238,838)

Interest Expense:

Georgia Hospital Operations	$104
Louisiana Hospital Operations	52,181

Consolidated Interest Expense	$52,285

Net Income/(Loss):

Georgia Hospital Operations	$(49,728)
Louisiana Hospital Operations	(684,233)

Net Income/(Loss)	$(733,961)

Total Assets at September 30, 2005:
Georgia Hospital Operations	$2,730,827
Louisiana Hospital Operations	3,099,518

Consolidated Asset Total	$5,830,345

Note 15 Income Taxes

There was no income tax expense for the three (3) and nine (9) months ended September 30, 2005, due to the Company’s net losses.   There was no income tax expense for the three (3) and nine (9) months ended September 30, 2004, due to the net loss of the Company.

Note 16 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  In connection with the natural disaster, the Company incurred a natural disaster expense of $426,008, of which $273,808 is attributable to the impairment of fixed assets, $135,533 has been accrued as a liability and $16,667 has been expended.  The property and equipment were insured and the Company is in the process of negotiating with the insurance companies (See Note 6).

Note 17 Subsequent Events

On October 18, 2005, the Company terminated its contract with our Vice-President of Finance.

On December 6, 2005, the Company acquired a sixty percent (60%) interest in Southpark Community Hospital, an acute care hospital located in South Lafayette, Louisiana, in consideration for a capital contribution of approximately $2,500,000.  The agreement further stipulates that if the Company contributes an amount greater than $2,500,000, the Company’s interest in Southpark Community Hospital will increase to seventy percent (70%).  The terms of the agreement provide that the Company will manage the operations of the facility and subsequently determine the timing and amount of the capital contribution.

#

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the United States Securities and Exchange Commission and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2004 and the following:

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

General

We are a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we intend to focus on acquiring financially distressed hospitals, restructuring the operations to ensure financial viability and consolidating them under the “Pacer” brand name.   Our goal is to ensure the financial viability of these healthcare facilities by applying our management experience to restructuring the daily operations.  We also intend to design and implement best practices across these facilities to ensure quality medical services are provided to our patients.

On September 26, 2003, Pacer Health Services, Inc. (“PHS”) was acquired by Pacer Health Corporation (f/k/a INFe, Inc.) (“PHC”) in a transaction accounted for as a recapitalization of PHS.  For accounting purposes, PHS was the acquirer because the former stockholders’ of PHS received the larger portion of the common stockholder interests and voting rights in the combined enterprise as compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of PHC.  As a result, PHS is re-capitalized to reflect the authorized stock of the legal parent, PHC.  Since PHS was the acquirer, for accounting purposes, PHC’s November fiscal year-end has been changed to PHS’s December 31, fiscal year end.  Accordingly, our financial statements discussed below represent the financial statements of PHS which reflect the re-capitalization and includes the period from inception to the fiscal year-end.  Our principal offices are located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

No material part of our revenues were derived outside of the United States in the nine (9) months ended September 30, 2005, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying unaudited consolidated financial statements.

Acquisitions

On September 1, 2005, we completed our acquisition of Minnie G. Boswell Memorial Hospital (“MGBMH”).  The purchase price of the facility was $1,108,676, including $108,676 in direct costs of the acquisition.  In connection with the acquisition, the Company applied a receivable due to it from MGBMH in an amount equal to $1,086,807 and waived receipt of the additional $86,807 from the seller as a charge to management income.  The Company paid an additional $108,676 as part of the closing which was added to the purchase price.  Accordingly, the Company reduced its unpaid management fee receivable in connection with the closing.

Subsequent to the period covered by this report, on December 6, 2005, the Company acquired a sixty percent (60%) interest in Southpark Community Hospital, an acute care hospital located in South Lafayette, Louisiana, in consideration for a capital contribution of approximately $2,500,000.  The agreement further stipulates that if the Company contributes an amount greater than $2,500,000, the Company’s interest in Southpark Community Hospital will increase to seventy percent (70%).  The terms of the agreement provide that the Company will manage the operations of the facility and subsequently determine the timing and amount of the capital contribution.

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

Intangible Assets

Intangible assets at September 30, 2005 consisted of goodwill equal to $1,216,318 which is the result of our 2004 acquisition of Cameron. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method.  Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill.  These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit.  An impairment charge equal to $528,184 was taken during 2004 and was recorded based upon the required impairment test of the goodwill initially recorded in May 2003 from the acquisition of AAA Medical Center, Inc. (“AAA”).  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation", and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the nine (9) months ended September 30, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

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

(ii)

Revenues from Hospital Services

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received.

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.

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

(iii)

Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable at September 30, 2005 is as follows:

Patient accounts receivable	$8,159,302
Less: Allowance for contractual discounts	(3,879,619)
Less: Allowance for doubtful accounts	(2,078,418)
Patient Accounts Receivable, net	$2,201,265

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred. There were no changes in estimate during the three (3) and nine (9) months ended September 30, 2005.

During the three(3) months ended September 30, 2005 and 2004, the Company recorded bad debt expense/(recovery) relating to its patient receivables of $72,510 and $(336,682), respectively.  During the nine (9) months ended September 30, 2005 and 2004, the Company recorded a bad debt expense for doubtful accounts relating to its patient receivables of $396,700 and $779,499, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three (3) Months Ended September 30, 2005 and September 30, 2004.

Net Revenue

Net revenues for continuing operations for the three (3) months ended September 30, 2005 and 2004, were $3,278,792 and $1,812,126, comprised of patient service revenues of $3,038,120 and $1,808,298 and management services fees of $240,672 and $3,828, respectively.  The revenues of AAA of $15,814 for the three(3) months ended September 30, 2004 were included as part of discontinued operations.  The increase in revenue was primarily due our acquisition of Minnie G. Boswell Memorial Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three (3) months ended September 30, 2005 and 2004, were $2,851,443 and $1,734,797, respectively.  Operating expenses increased primarily due to the acquisition of Minnie G. Boswell Memorial Hospital.  We expect operating expenses to go down as a result of our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three (3) months ended September 30, 2005, operating expenses consisted principally of $1,516,663 in salaries, wages and benefits, $494,568 in contract labor, $166,760 in medical supplies, $107,047 in insurance expenses, $142,915 in rent expenses, $109,633 of professional fees, $25,898 in depreciation, $72,510 in bad debt expenses and $193,519 of general and administrative expenses.   The expenses of AAA of $22,154 for the three (3) months ended September 30, 2004 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three (3) months ended September 30, 2005 and 2004 was $(323,723) and $5,936, respectively.  Other expense consisted primarily of $426,008 in disaster related expenses, $60,290 of realized gain on the sale of trading securities, a reversal of $67,400 of unrealized gain on trading securities recorded in the prior quarter, a reversal of $131,250 bad debts expense on the management fee receivable recorded last year and $116 of other income.  Interest expense for the three (3) months ended September 30, 2005 and 2004 was $21,971 and $54,085, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods.

Net Income/(Loss)

Our net income before discontinued operations for the three (3) months ended September 30, 2005 and 2004 was $103,626 and $83,265, respectively.  The increase in net income is primarily the result of revenue generation programs offset by our disaster related expenses.  During the three (3) months ended September 30, 2005 and 2004, the Company had net income from discontinued operations of $0 and $534,105, respectively, which is included in the net loss total.

Results Of Operations For The Nine (9) months Ended September 30, 2005 and September 30, 2004.

Net Revenue

Net revenues for continuing operations for the nine (9) months ended September 30, 2005 and 2004, were $6,722,312 and $4,487,385, comprised of patient service revenues of $5,881,640 and $4,437,385 and management services fees of $840,672 and $50,000, respectively.  The revenues of AAA of $77,990 for the nine (9) months ended September 30, 2004 were included as part of discontinued operations.  The increase in revenue was primarily due to our acquisition of Minnie G. Boswell Memorial Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the nine (9) months ended September 30, 2005 and 2004, were $7,165,150 and $5,401,019, respectively.  Our operating expense increased primarily due to the inclusion of the results for the first nine (9) months of our facility in Louisiana as well as one (1) month of our facility in Georgia.  In the nine (9) months ended September 30, 2005, operating expenses consisted principally of $3,407,201 in salaries, wages and benefits, $396,700 in bad debt expense, $1,118,502 in contract labor, $601,191 in medical supplies, $269,888 in insurance expenses, $440,776 in rent expenses, $253,901 of professional fees, $53,787 in depreciation expense and $599,155 of general and administrative expenses.   The expenses of AAA of $111,078 for the nine (9) months ended September 30, 2004 were included as part of discontinued operations.  We anticipate operating expenses to increase in the fiscal year ending December 31, 2005, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the nine (9) months ended September 30, 2005 and 2004 was $(291,123) and $(138,476).  Other income consisted primarily of $413 in other income, $10,000 in gain on debt settlement, $76,507 of realized gain on the sale of trading securities, a reversal of $131,250 bad debts expense on the management fee receivable recorded last year offset against $426,008 in disaster related expenses and $31,000 in finance charges.  Interest expense for the nine (9) months ended September 30, 2005 and 2004 was $52,285 and $207,462, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods.

Net Loss

Our net loss before discontinued operations for the nine (9) months ended September 30, 2005 was $733,961, as compared to a net loss for the nine (9) months ended September 30, 2004 of $1,052,110.  The decrease in net loss is primarily the result of our cost restructuring.  During the nine (9) months ended September 30, 2005 and 2004, the Company had a net loss from discontinued operations of $0 and $565,809, respectively, which is included in the net loss total.

Segments and Concentrations

For the nine (9) months ended September 30, 2005, the Company operated in two (2) reportable business segments - (1) hospital operations in Louisiana and (2) hospital operations in Georgia. The Louisiana hospital operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients in Louisiana.  The Georgia hospital operations segment operates rural hospitals and provides medical care as well nursing home care to various patients in Georgia.  The Company's reportable segments are strategic business units that offer similar products. They are managed separately based on the geographical location in their operations.

Information with respect to these reportable business segments for the nine (9) months ended September 30, 2005 is as follows:

For the Quarter Ended September 30, 2005

Net Revenues:
Georgia Hospital Operations	$870,376
Louisiana Hospital Operations	5,851,936

Consolidated Net Revenue	$6,722,312

Operating Expenses:

Georgia Hospital Operations	$909,444
Louisiana Hospital Operations	6,201,919

Consolidated Operating Expenses	$7,111,363

Depreciation:
Georgia Hospital Operations	$10,555
Louisiana Hospital Operations	43,232

Consolidated Depreciation	$53,787

Other Income/(Expense) excluding interest:

Georgia Hospital Operations	$0
Louisiana Hospital Operations	(238,838)

Consolidated Income/(Expense) excluding interest:	$(238,838)

Interest Expense:

Georgia Hospital Operations	$104
Louisiana Hospital Operations	52,181

Consolidated Interest Expense	$52,285

Net Income/(Loss):

Georgia Hospital Operations	$(49,728)
Louisiana Hospital Operations	(684,233)

Net Income/(Loss)	$(733,961)

Total Assets at September 30, 2005:
Georgia Hospital Operations	$2,730,827
Louisiana Hospital Operations	3,099,518

Consolidated Asset Total	$5,830,345

Liquidity And Capital Resources

We had cash on hand equal to $1,170,830 at September 30, 2005.  Net cash provided by operating activities during the nine (9) month period ended September 30, 2005 was $150,056, compared to net cash provided by operations of $166,654 in operating activities for the same period a year earlier.  During the nine (9) months ended September 30, 2005, the net cash provided was mainly the result of the loss on the disaster related disposal of equipment of $273,808, an increase in patient receivables to $234,581, a decrease in net management fee receivable of $525,000, an increase in account payable of $349,139, a decrease in settlements payable of $256,257, and an increase in Medicare payable of $694,732, offset primarily by bad debt expense of $396,700 and a recovery of bad debt expense on management fees of $131,250.

Net cash provided by investing activities was $420,979 for the nine (9) months ended September 30, 2005, compared to cash used of $56,231 for the same period in 2004.  Net cash provided by investing activities during the nine (9) months ended September 30, 2005 was attributable to the fact that the Company acquired cash of $458,393 from its acquisition and received proceeds of $76,507 from the sale of trading securities offset by purchased medical equipment and computers in the amount of $55,245.

Net cash used by financing activities was $423,233 for the nine (9) months ended September 30, 2005, compared to $97,621 provided by in the same period for 2004.  Net cash used in financing activities during the nine (9) months ended September 30, 2005 was primarily attributable to the repayments of $345,000 for related party loans, proceeds of $210,000 from a related party loan, repayment of $59,733 of notes payable, proceeds of $75,000 from notes payable and $303,500 repayment of advances.

The Company believes that cash flows from operating activities and from issuances of debt and common stock will provide adequate funds to meet the ongoing cash requirements of our existing business over the next twelve (12) months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

Item 3.  Controls and Procedures

(A)

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

#

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to medical services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers. The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage. Amounts due to vendors have been accrued as of September 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2005, the Company issued 5,000,000 shares of common stock at $0.007 having a fair value of $35,000 as a bonus to our then Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The common shares were subsequently forfeited as a result of the termination of the employment contract.  These shares have been cancelled.  The Company also issued 3,000,000 shares of common stock pursuant to the employment contract that were also subsequently forfeited.  At September 30, 2005, for financial accounting purposes, there has been no impact on the unaudited consolidated financial statements for the issuance and forfeiture of the 8,000,000 common shares.  On July 21, 2005, the Company entered into a settlement agreement to cancel the remaining 2,000,000 shares of common stock issued in February 2004.  The Company is still in the final process of canceling these shares.

On May 20, 2005, at the request of the related party Director, the Company issued 112,350 shares of its common stock to a related party (Board Director) at $0.02 per share for the rental of the corporate facilities, in lieu of the monthly cash payments.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $2,247 which was expensed.

On June 6, 2005, the Company issued 100,000 shares of common stock to our Interim Vice-President of Finance at $0.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.

On June 15, 2005, the Company issued 525,000 shares of common stock to a consultant at $0.0283 per share for services rendered.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $14,858 which was expensed.

On July 6, 2005, the Company issued an additional 100,000 shares of common stock to our Interim Vice-President of Finance for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.

On July 6, 2005, the Company issued 3,000,000 shares of common stock to our Chief Financial Officer in accordance with an employment agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and recorded as part of deferred compensation and subsequently amortized.

On August 11, 2005, the Company issued to four (4) independent Directors 50,000 shares each of common stock in lieu of cash payment of the Directors’ fees.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On August 22, 2005, the Company issued an additional 100,000 shares for common stock to our Interim Vice-President of Finance for services rendered during the period July 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.020 per share and had a fair value of $2,000 which was expensed.

In September 2005, the Company granted 10,000,000 common shares of common stock to our Director of Corporate Operations under a new employment agreement.  The shares are valued at $190,000 based on the $0.019 per share quoted trade price on the grant date which is being recognized over the three (3) year service period.  The first 3,000,000 were issued and vested on November 15, 2005 and 2,000,000, 2,000,000, and 3,000,000 will be issued and vest at the first, second and third anniversary of the date of the employment agreement, respectively.

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

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, by and between, among others, INFe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 by and between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on October 20, 2003
2.3

Amendment No. 1 to Promissory Note, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated September 23, 2003 between INFe, Inc. and Daniels Corporate Advisory Company, Inc.

Incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G as filed with the SEC on December 30, 1999
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G as filed with the SEC on December 30, 1999
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 as filed with the SEC on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of INFe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 as filed with the SEC on January 16, 2004
3.7	Bylaws of INFe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 as filed with the SEC on January 16, 2004
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 as filed with the SEC on September 15, 2000
10.1	Securities Purchase Agreement, dated December 29, 2003, by and among the Registrant and the Buyers listed therein	Incorporated by reference to Exhibit 10.1 to Form SB-2 as filed with the SEC on January 16, 2004
10.2	Escrow Agreement, dated December 29, 2003 by and among the Registrant, the Buyers listed therein and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 as filed with the SEC on January 16, 2004
10.3	Secured Debenture, dated December 29, 2003 by and between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 as filed with the SEC on January 16, 2004
10.4	Security Agreement, dated December 29, 2003, between the Registrant and the Buyers listed therein	Incorporated by reference to Exhibit 10.4 to Form SB-2 as filed with the SEC on January 16, 2004
10.5	Investor Registration Rights Agreement, dated December 29, 2003 by and between the Registrant and the Investors listed therein	Incorporated by reference to Exhibit 10.5 to Form SB-2 as filed with the SEC on January 16, 2004
10.6	Standby Equity Distribution Agreement, dated December 29, 2003, by and between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 as filed with the SEC on January 16, 2004
10.7	Registration Rights Agreement, dated December 29, 2003, by and between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 as filed with the SEC on January 16, 2004
10.8	Escrow Agreement, dated December 29, 2003, by and among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 as filed with the SEC on January 16, 2004
10.9	Placement Agent Agreement, dated December 29, 2003 by and among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 as filed with the SEC on January 16, 2004
10.10	Letter of Intent dated December 9, 2003 between Revival Healthcare, Inc. and the Registrant.	Incorporated by reference to Exhibit 10.10 to Form SB-2 as filed with the SEC on January 16, 2004
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2004
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC	Incorporated by Reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 5, 2004
10.13	Employment Agreement, dated January 1, 2004	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on September 13, 2004
10.14	Employment Agreement, dated February 1, 2004	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on September 13, 2004
10.15	Employment Agreement, dated July 5, 2004	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on September 13, 2004
10.16	Settlement Agreement, dated November 30, 2004	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on December 17, 2004
10.17	Employment Agreement, dated July 25, 2005	Provided herewith
10.18	Asset Purchase Agreement, dated September 1, 2005, by and between Pacer Health Management Corporation of Georgia and Greene County Hospital Authority	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2005
14.1	Code of Ethics	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 14, 2004
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
31.2	Certification by Chief Financial Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Binding Letter of Interest	Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on September 13, 2004

(b)

Reports on Form 8-K:

On September 29, 2005 the Company filed a Current Report on Form 8-K announcing that it had issued a press release with report to damage caused to its facilities in Louisiana due to Hurricane Rita.

On September 13, 2005 the Company filed a Current Report on Form 8-K announcing that it had completed its asset purchase of Minnie G. Boswell Memorial Hospital.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 22, 2005	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: December 22, 2005	PACER HEALTH CORPORATION

By: /s/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

#

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this Form 10-QSB for the nine (9) months ended September 30, 2005 of Pacer Health Corporation;

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

Date: December 22, 2005	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this Form 10-QSB for the nine (9) months ended September 30, 2005 of Pacer Health Corporation;

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

Date: December 22, 2005	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the United States Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 22, 2005	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the United States Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 22, 2005	By: /s/ J. Antony Chi
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