Form 10KSB
period 2005-12-31
PACER HEALTH CORP
filed 2006-04-14
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2005	0-28729

PACER HEALTH CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	11-3144463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street

Miami Lakes, FL 33016

 (Address of principal executive offices)

(305) 828-7660

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X ]

Issuer's revenues for its most recent fiscal year ended December 31, 2005: $11,515,119.

Based on the closing sale price on April 13, 2006, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $14,898,682.

The number of shares outstanding of the issuer's common stock, as of April 14, 2006 was: 573,026,246.

Transitional Small Business Disclosure Format:  No.

Documents incorporated by reference:   None

PART I

Item 1.

  Business.

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

GENERAL HISTORICAL INFORMATION

 Pacer Health Corporation (“Pacer” or the “Company”) is a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we focus on acquiring financially distressed hospitals, restructuring the operations to ensure financial viability and consolidate them under the Pacer brand name.   We seek to ensure the financial viability of these healthcare facilities by applying our management experience and expertise to restructuring their daily operations.  We also design and implement “best practices” across these facilities to ensure quality medical services are provided to our patients.

Our principal offices are located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company will lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease KCH and the real estate of KCH for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement is renewable twice at the option of the Company and grants to the Company a purchase option.  The purchase price will be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”), acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”).  Pacer Sub received a 60% equity position in Southpark and the remaining investors of Southpark reduced their equity position to 40% in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain identifiable assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital (the “MGBMH”).  The total purchase amount was $1,108,676.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Camelot”) to acquire certain assets used in the operation of South Cameron Memorial Hospital (“SCMH”).  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000.

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer Health Corporation (formerly known as INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. was the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer Health Corporation (formerly known as INFe, Inc.).  As a result of the foregoing, Pacer

Health Services, Inc. was re-capitalized to reflect the authorized stock of the legal parent, Pacer Health Corporation (formerly known as INFe, Inc.).  Since Pacer Health Services, Inc. was the acquirer, for accounting purposes, Pacer’s November fiscal year end had been changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

No material part of our revenues were derived outside of the United States in fiscal year 2005, and during said year, we had no material assets outside of the United States.

Industry Overview

The Healthcare Industry’s Size and Opportunity

Size.  The domestic healthcare industry is a large and growing industry.  The Centers for Medicare and Medicaid Services (“CMS”) released a report on February 22, 2006 projecting a 7.3% increase in health care spending in 2006, surpassing $2 trillion.  As a percentage of Gross Domestic Product (“GDP”), health care spending is expected to continue to grow, reaching 16.2% in 2005, up from 16.0% in 2004.  By 2015, health care spending in the U.S. is projected to reach $4.0 trillion and 20.0% of GDP.

Opportunity to Create a Regional Network.  We believe that the domestic healthcare industry presents opportunities for innovation, differentiation and the creation of regional networks due to the following industry characteristics:

Highly Fragmented.  The domestic healthcare industry market is highly fragmented and made up of many economically independent entities. We believe that the growing societal demands for quality healthcare services and for greater administrative efficiency has resulted in a need for reducing the various typical practices among the disparate healthcare entities.

Opportunity to Grow the Market.  We believe the healthcare industry also presents opportunities to expand the range of healthcare services we can provide to our patients.  We believe the following several factors will lead to this opportunity.

-

Increased Per Capita Spending.  Annual healthcare spending in the United States in 2003 was $5,635 per and is expected to increase to over $11,000 by 2014.

-

Future Favorable Demographics.  We believe that favorable demographics should generate additional industry growth.  According to the United States Census Bureau, the older population is projected to double from 36 million in 2003 to 72 million in 2030, and to increase from 12% to 20% of the population in the same time frame.  The population aged 85 and older is also projected to double, from 4.7 million in 2003 to 9.6 million in 2030, and to double again to 20.9 million in 2050.

BUSINESS STRATEGY

Our goal is to become a regional provider of hospital services.  We intend to accomplish this by targeting and acquiring financially distressed hospitals and restructuring the operations to attempt to achieve financial viability.  We believe that the acquisition of financially distressed facilities at a significant discount and its subsequent turnaround will allow us to increase significantly the value of the facilities.  We intend to acquire these facilities through a combination of capital infusion, traditional financing and funds from current operations.  Key elements of our strategy include:

Expand Our Healthcare Facilities Base.  We plan to expand our healthcare operations in order to increase our market share in existing markets and/or acquire healthcare facilities in new markets where we believe the opportunity exists.  Through March 31, 2006, we have acquired a general acute care hospital in Cameron, LA; a psychiatric hospital in Lake Charles, LA; a general acute care hospital in Greensboro, GA; a skilled nursing facility in Greensboro, GA; a general acute care hospital in Lafayette, LA; and we are finalizing our acquisition of a hospital in Barbourville, KY.  Our strategy is to develop a regional network of hospitals in numerous markets.

Enhance the Operational Efficiencies.   We intend to create an inter-entity network of our healthcare facilities that provides high quality healthcare services as well as greater administrative efficiency by implementing “best practices.”  Through our inter-entity network, we believe we can design and share “best practices” developed and acquired in certain entities and distribute and implement it efficiently among all our entities.

Improve Expense Management.  We intend to reduce or eliminate duplicate resources that are unnecessary.  We also intend to review the cost structure of any acquisition to reduce or eliminate unnecessary expenses.  Furthermore, we intend to implement “best practices” across all of our entities in order to minimize expenses while increasing the value we can deliver to our patients and providers.

OPERATIONS

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of KCH (the for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease KCH and the real estate of KCH for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and will grant to the Company a purchase option.  The purchase price will be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the Hospital purchase.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark.  Pacer Sub received a 60% equity position in Southpark and the remaining investors of Southpark reduced their equity position to 40% in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by the Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain identifiable assets and assume certain liabilities used in the operation of MGBMH.  The total purchase amount was $1,108,676.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot to acquire certain assets used in the operation of SCMH.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000.

We intend to expand our regional network through the acquisition of additional financially distressed hospitals.  In most cases, we believe that our initial market entry will be through the acquisition of key existing healthcare facilities in a market.  We intend to retain the management of well-run facilities to benefit from their knowledge and experience.  Smaller facilities may also be acquired in non-strategic locations.  We believe that by acquiring existing facilities, we will build our network in a cost-efficient manner.

COMPETITION

Our facilities located in Cameron, Louisiana and Greensboro, Georgia face minimal competition while our facilities located in Lake Charles, Louisiana and Lafayette, Louisiana have competition from various other treatment centers, private physician practices, and hospitals.  We expect that any future acquisition will face similar competition from similar healthcare facilities.  To the extent we are unable to compete successfully against our existing and future competitors, our business, operating results and financial condition may be materially adversely affected.  While we believe we are and will compete effectively within the healthcare industry, additional competitors, currently and in the future, have or may enter the industry and effectively compete against us.

We are in the process of registering a variety of service marks, trademarks and trade names for use in our business, including: “Pacer Healthcare”, “Pacer Health”, and “Pacer Hospital”.

INTELLECTUAL PROPERTY

We regard our intellectual property and brand awareness to be an important factor in the marketing of our company in its growth stage.  We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

EMPLOYEES

On December 31, 2005, we employed over 300 full-time employees.  We also employed various doctors as independent contractors to perform the healthcare services at all of our facilities.  None of our employees are represented by unions.  We consider our employee relations to be in good standing.  The majority of our physicians are currently employed under exclusive contracts with the Company.  Furthermore, certain key members of management are also employed under exclusive contracts which include non-compete covenants.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to the receipt of payments from a federal healthcare program.  HIPAA created civil penalties for proscribed conduct, including, but not limited to, upcoding and billing for medically unnecessary goods or services.  It also established new enforcement mechanisms to combat fraud and abuse.  These mechanisms include a “bounty” system whereby a portion of the payments recovered is returned to the government agencies, as well as a “whistleblower” program.  HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

A provision of the Social Security Act, known as the “anti-kickback” or “fraud and abuse” statute, prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program.  Violations of this statute are punishable by criminal and civil fines, exclusion from federal and state healthcare programs, and damages up to three-times the total dollar amount involved.

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

Civil liability under the federal False Claims Act can be up to three-times the actual damages sustained by the government plus civil penalties for each separate false claim.  There are many potential bases for liability under the federal False Claims Act.  Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly.  Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute knowingly submitting a false claim.

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

Privacy and Security Requirements of the Health Insurance Portability and Accountability Act of 1996.  The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data standards for the exchange of information between two parties to carry out financial and administrative activities related to healthcare, including healthcare claims and payment transactions submitted or received electronically.  These provisions are intended to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information.  On August 17, 2000, final regulations were published by the Centers for Medicare and Medicaid Services (a division of the Department of Health and Human Services) establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.  Compliance with these regulations was required by October 16, 2003.  We are currently substantially in compliance with these regulations.  We cannot predict with accuracy the impact that future interpretation of these regulations will have on us.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system (“PPS”). Under PPS, healthcare facilities are paid a prospectively determined amount for each discharge based on the patient’s diagnosis.  Specifically, each discharge is assigned to a diagnosis related group, commonly known as a “DRG,” based on the patient’s condition and treatment during the relevant inpatient stay.  This assignment also affects the prospectively determined capital rate paid with each DRG.  Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis.  DRG payments do not consider the actual costs incurred by a facility in providing a particular inpatient service.  However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the healthcare facility is located.  In addition to DRG and capital payments, healthcare facilities may qualify for “outlier” payments when the relevant patient’s treatment costs exceed a specified threshold.  Certain healthcare facilities may qualify for disproportionate share payments when their percentage of low-income patients exceeds specified thresholds.

The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1.  The index used to adjust the DRG rates gives consideration to the inflation experienced in purchasing goods and services.  For several years, however, the percentage increases in the DRG payments have been lower than the projected increase in the costs of goods and services purchased by healthcare facilities.  DRG rate increases were 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, 2.95% for federal fiscal year 2003, 3.4% for federal fiscal year 2004, 3.3% for federal fiscal year 2005 and 3.7% for federal fiscal year 2006.

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

Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis.  The Balanced Budget Refinement Act of 1999 (the “’99 BBRA”) established a PPS for outpatient services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications, which are readjusted no less than annually.

The ’99 BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997 (the “’97 BBRA”).  Under the ’99 BBRA, outpatient payment reductions for non-urban healthcare facilities with 100 beds or less were mitigated through a “hold harmless” provision until December 31, 2003.  Payment reductions under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban healthcare facilities will be mitigated through a corridor reimbursement approach, where a percentage of such reductions were reimbursed through December 31, 2003.

Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation, mandated swing bed facilities and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care.  The ’97 BBRA established a PPS for Medicare skilled nursing facilities and swing bed facilities that commenced in July 1998 and was implemented progressively through June 2003.  Under the Benefits Improvement and Protection Act of 2000, the skilled nursing facility PPS was increased to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003.  BIPA also required rates for certain categories to be increased by 6.7% effective April 1, 2001, which is still in effect.  The ’99 BBRA provided for a 20% increase for certain categories effective April 1, 2000, which also is still in effect.

The Balanced Budget Act of 1997 mandated a PPS for inpatient rehabilitation hospital services.  A PPS system for Medicare inpatient rehabilitation services is being phased in over two years beginning January 1, 2002.  The limits are updated annually through a market basket index.

On November 15, 2004, CMS published a final regulation to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals. The new prospective payment system replaced the cost-based system for reporting periods beginning on or after January 1, 2005.  PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year.  CMS estimates that PPS rates will increase an average of 4.2% effective July 1, 2006.

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

Our Potential Inability to Implement Our Growth Strategy May Negatively Affect Our Operations.

Our business strategy focuses on growing revenue and operations primarily through acquisitions of various healthcare entities.  The success of our growth strategy will depend on a number of factors including our ability to:

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

Our Financial Results May Not Be Indicative of Future Results.

The financial statements in this Report may not be indicative of our future financial condition, operating results, growth trends or prospects.   Our prospects must be evaluated in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy.  Our strategy of building a regional network of healthcare facilities may not lead to growth, profitability or increased market prices for our common stock.

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

We May Be Subject to Actions Brought by Individuals on the Government’s Behalf Under the False Claims Act’s “Qui Tam” Provisions.

The “Qui Tam” or “whistleblower” provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government.  The False Claims Act defines the term “knowingly” broadly.  Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.  In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  These types of claims could adversely affect our operations, even if ultimately proven to be without merit, as time and expense would be incurred to defend such actions.

If We Become Subject to Malpractice and Related Legal Claims, We Could Be Required to Pay Significant Damages, Which May Not Be Covered By Insurance.

We may be subject to medical malpractice lawsuits and other claims.  We expect to maintain liability insurance in amounts that we believe are appropriate for our operations to mitigate such risk.  Accordingly, we believe we currently have adequate insurance coverage.  However, it is possible that there may be successful claims against us in the future for amounts which exceed those set forth in the coverage amounts.  This could have an adverse effect on our financial condition.  Furthermore, we may not be able to obtain adequate insurance coverage with acceptable deductible amounts at a reasonable cost.

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

Our Revenue is Concentrated Geographically which Subjects the Company to Regional Risks.

Our revenue is heavily concentrated in Louisiana and Georgia, which makes us particularly sensitive to regulatory and economic changes in those states.  Our revenue primarily consists of reimbursements from private insurance companies, Medicare and the state Medicaid programs.  Legislation and financial difficulties faced by various states can reduce our reimbursement.  We cannot predict with accuracy which legislation will pass.  However, such legislation, if passed, and financial difficulties of the various state Medicaid programs could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulty Acquiring Healthcare Facilities on Favorable Terms.

The main element of our business strategy is expansion through the acquisition of healthcare facilities.  We may face significant competition to acquire strategic healthcare facilities at terms favorable to us.  We may also incur or assume indebtedness as a result of the consummation of any acquisition.  Our failure to acquire strategic healthcare facilities consistent with our growth plan could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

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

We May Experience Significant Compliance Issues Under HIPAA’S Transaction, Privacy and Security Requirements.

Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

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

Any Increase In Our Indebtedness May Limit Our Ability to Successfully Run Our Business.

We may engage in discussions with various financial institutions in the future to secure credit facilities in order to execute our growth strategy.  These credit facilities may contain restrictive covenants that may limit our ability to finance future acquisitions and other expansion of our operations.   These covenants may also require us to achieve and/or maintain specific financial ratios.  Accordingly, our ability to respond to changing business and economic conditions may be significantly restricted by these covenants should we obtain such credit facilities.  Furthermore, the restrictive covenants on these credit facilities may prevent us from engaging in transactions including acquisitions that are important to our growth strategy.  These restrictions and requirements could have important consequences to our shareholders, including the following:

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

Other Healthcare Facilities May Provide Similar Healthcare Services, Which May Raise The Level of Competition Faced by Our Healthcare Facilities.

Competition among healthcare facilities has intensified in recent years.  We face competition from other specialized care providers, including but not limited to physical therapy and diagnostic centers.  We may not be able to successfully compete with our competitors, especially with those competitors that are larger and have greater resources.

Other Healthcare Facilities May Use Equipment and Services That Are More Specialized Than Those Available At Our Facilities, Thus Potentially Making It Difficult for Us to Compete.

Other healthcare facilities may maintain and use equipment and services that are more specialized or advanced than those at our facilities.  Therefore, it may be difficult for us to compete with such facilities in attracting and retaining patients.

Our Directors and Executive Officers Have Limited Industry Experience, But Our Success Depends on Such Persons.

Some of our directors and executive officers have no significant experience in the healthcare industry.  Our directors and executive officers may not ultimately be successful in the healthcare industry.  In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

We Depend Heavily on Senior Management and Therefore the Loss of Such Persons Could Adversely Affect Our Business.

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management, and the senior management of the companies we acquire.  Our current employment agreement with Mr. Gonzalez will terminate on December 31, 2006.  We do not have key person life insurance policies covering any of our employees.  We will likely also depend on the senior management of any significant business that we acquire in the future.  If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholder Is Also Our Chief Executive Officer, and He Alone Is Able to Influence Corporate Action.

As a result of his stock ownership and board representation, Rainier Gonzalez, who is also our Chief Executive Officer, he will be in a position to influence our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders.  Rainier Gonzalez owns 430,422,903 shares of common stock which is 75.11% of the outstanding shares of the 573,026,246 common stock on December 31, 2005.  In addition, Mr. Gonzalez holds the Chairman position in our Board of Directors.

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

RECENT EVENTS

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of KCH for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased premises at 7759 NW 146th Street, Miami Lakes, Florida 33016.  On December 31, 2005, we leased the real estate for a psychiatric hospital in Lake Charles, Louisiana.  We currently own the real estate for our medical facilities in Lafayette, Louisiana and Greensboro, Georgia.  We consider these facilities to be in good operating condition and suitable for their current use.  We do not expect that we will need to make significant capital expenditures on these facilities in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by a former vendor.  The allegations against the Authority are breach of contract.  As of December 31, 2005, the lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of significant costs and damages which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

From time to time we become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers.  The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage.  Amounts due to vendors have been accrued as of December 31, 2005.

Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common stock began trading on the NASDAQ Over-the-Counter Bulletin Board (the “OTC”) under the symbol “PHLH” on February 20, 2004.  Prior to that date, our common stock traded under the symbol “INFE”.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2004, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH	LOW
2006:
First Quarter	$0.03	$0.01
2005:
First Quarter	$0.02	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.02	$0.01
2004:
First Quarter	$0.03	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

Pacer presently is authorized to issue 930,000,000 shares of common stock, $0.0001 par value per share.  As of April 15, 2006, there were 573,026,246 shares of common stock issued and outstanding.

Pacer is authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value per share, none of which is outstanding.  One share of preferred stock was previously designated as Series A Convertible Preferred, which was previously issued to Rainier Gonzalez and since converted into 318,822,903 shares of common stock.  All of the other preferred stock is undesignated and may not be designated or issued by the Board of Directors absent prior stockholder approval.

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

STOCKHOLDERS

The Number of registered stockholders on December 31, 2005 was 169 based on information furnished to us by our Transfer Agent.

PENNY STOCK

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

TRANSFER AGENT

The Company’s Transfer Agent is Computershare Trust Co., Inc., located in Denver, Colorado.

RECENT SALES OF UNREGISTERED SECURITIES

During the last three years, Pacer issued the following unregistered securities:

Amount of Shares Issued	Date Issued	Issued To	Price/Purpose
833,334	10/29/03	E. Pantaleon	Price- $0.02 per share Director’s Fees
833,334	10/29/03	A. Jurado	Price- $0.02 per share Director’s Fees
1,000,000	10/30/03	T. Vidal	Price- $0.03 per share Consideration of Services
26,666,700	10/30/03	A. Mendes	Price- $0.03 per share Payment for Promissory note
50,000	12/2/03	J. Burgos	Price- $0.03 per share Consideration of Loan
50,000	12/2/03	A. Burgos	Price- $0.03 per share Consideration of Loan
300,000	12/23/03	C. Gomez	Price- $0.01 per share Payment For Promissory Note
700,000	12/23/03	C. Loro	Price- $0.01 per share Payment For Promissory Note
1,600,000	12/31/03	J. Dodrill	Price- $0.03 per share Payment For Settlement of Outstanding Liability
2,000,000	1/7/04	J. Scafidi	Price- $0.021 per share Settlement Agreement
476,190	1/7/04	Newbridge Securities Corporation	Price- $0.021 per share Placement Agent Fee
318,822,903	1/8/04	R. Gonzalez	Conversion of Preferred Stock
1,600,000	1/27/04	J. Dodrill	Price- $0.02 per share Settlement Agreement
25,000	1/28/04	V. Blanco	Price- $0.02 per share Satisfaction of Loan
2,000,000	2/4/04	D. Byrns	Price- $0.02 per share Employment Agreement
50,000	2/9/04	J. Stanger	Price- $0.025 per share Consulting Services
50,000,000	2/10/04	Butterworth Investments	Price- $0.022 per share Acquisition Agreement

1,000,000	2/23/04	J. Getter	Price- $0.029 per share Consulting Services
600,000	3/29/04	J. Stanger	Price- $0.018 per share Consulting Services
200,000	6/7/04	G. Williams, J. Peterson	Price- $0.025 per share Consulting Services
2,000,000	10/11/04	J. Chi	Price- $0.01 per share Employment Agreement
40,000	10/11/04	T. Vidal	Price- $0.01 per share Employment Agreement
8,000,000	3/8/05	D. Byrns	Price- $0.007 per share Employment Agreement
112,350	5/23/05	GEI Enterprises LLC	Price- $0.02 per rental agreement
100,000	6/8/05	M. Llano	Price- $0.03 per share Consulting Agreement
3,000,000	7/5/05	J. Chi	Price- $0.024 per share Employment Agreement
100,000	7/6/05	M. Llano	Price- $0.024 per share Consulting Agreement
50,000	8/11/05	M. Llorente	Price- $0.02 per share Director’s Fees
50,000	8/11/05	E. Marini	Price- $0.02 per share Director’s Fees
50,000	8/11/05	A. Jurado	Price- $0.02 per share Director’s Fees
50,000	8/11/05	E. Pantaleon	Price- $0.02 per share Director’s Fees
100,000	8/22/05	M. Llano	Price- $0.021 per share Consulting Agreement
66,667	11/10/05	M. Llorente	Price- $0.015 per share Director’s Fees
66,667	11/10/05	E. Marini	Price- $0.015 per share Director’s Fees
66,667	11/10/05	A. Jurado	Price- $0.015 per share Director’s Fees
66,667	11/10/05	E. Pantaleon	Price- $0.015 per share Director’s Fees
300,000	11/14/05	M. Llano	Price- $0.015 per share Consulting Agreement

3,000,000	11/15/05	T. Vidal	Price- $0.013 per share Employment Agreement
100,000	12/14/05	M. Llano	Price- $0.015 per share Consulting Agreement

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  Specifically, we focus on acquiring financially distressed hospitals, restructuring the operations to attempt to achieve financial viability and consolidate them under the Pacer brand name.  We attempt to ensure the financial viability of these healthcare facilities by applying our management experience to restructuring the daily operations.  We also design and implement “best practices” across these facilities to ensure quality medical services are provided to our patients.

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer Health Corporation (formerly known as INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. was the acquirer because the former stockholders’ of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer Health Corporation (formerly known as INFe, Inc.).  As a result, Pacer Health Services, Inc. was re-capitalized to reflect the authorized stock of the legal parent, Pacer Health Corporation (formerly known as INFe, Inc.).  Since Pacer Health Services, Inc. was the acquirer, for accounting purposes, Pacer’s November fiscal year-end had been changed to Pacer Health Services, Inc.’s December 31 fiscal year-end.

ACQUISITIONS

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of KCH (the for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease KCH and the real estate of KCH for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and will grant to the Company a purchase option.  The purchase price will be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark.  Pacer Sub received a 60% equity position in Southpark and the remaining investors of Southpark reduced their equity position to 40% in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain identifiable assets and assume certain liabilities used in the operation of  MGBMH.  The total purchase amount was $1,108,676.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation, entered into an Asset Purchase Agreement with Camelot to acquire certain assets used in the operation of SCMH.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000.

We intend to expand our regional network through the acquisition of additional financially distressed hospitals.  In most cases, we believe that our initial market entry will be through the acquisition of key existing healthcare facilities in a market.  We intend to retain the management of well-run facilities to benefit from their knowledge and experience.  Smaller facilities may also be acquired in non-strategic locations.  We believe that by acquiring existing facilities, we will build our network in a cost-efficient manner.

The net book value of goodwill at December 31, 2005 totaled $2,796,452, which represents 11% of the total assets at that date.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which require us to complete impairment tests on goodwill as of December 31, 2005.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

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

Patient Service Revenue Recognition

In general, the Company follows the guidance of the Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, or product delivery has occurred, the sales price to the patient is fixed or determinable, and collectability is reasonably assured.  The Company also follows the industry specific revenue recognition criteria as delineated in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide “Health Care Organizations”.

The Company’s hospitals has agreements with third-party payors that provide for payments to the hospitals at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

Medicare:  Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates.  These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.  Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology.  The hospitals is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the hospitals and audits thereof by the Medicare fiscal intermediary.  The hospitals claims Medicare payments based on an interpretation of certain “disproportionate share” rules.

Medicaid:  Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology.  The hospitals is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the hospitals and audits thereof by the Medicaid fiscal intermediary.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

The hospitals also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations.  The basis for payment to the hospitals under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

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

Depreciation and amortization of fixed assets is provided for by using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 3-to-10 years for furniture, fixtures, and equipment and 3-to-5 years for vehicles, computer hardware, software, and communication systems.  Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R.  The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  In accordance with the revised statement, we have recognized the expense attributable to restricted stock granted or vested on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.  Certain stock issuances were issued as a result of employment agreements entered into by the Company.

On June 20, 2002, INFe had issued 950,000 warrants to various consultants in exchange for their services.  These warrants have an exercise price of $0.50 per share and expire over a 5-year period.  The warrants were assumed by the Company in the reverse merger.  No warrants were granted during the period ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004.

The Company had revenues $11,515,119 and $8,231,505 in the years ended December 31, 2005 and 2004, respectively, an increase of $3,283,614 or 39.8%.  Our revenues increased significantly for the year ended December 31, 2005 from the year ended December 31, 2004 primarily as a result of our acquisition of the medical hospital in Lafayette, Louisiana and Greensboro, Georgia. The increase was partially offset by a reduction in our revenues for our Cameron, Louisiana facility and our Lake Charles facility.  This reduction was the direct result of the destruction of our acute care facility and temporary shutdown of our Lake Charles, Louisiana facility from Hurricane Rita.  Revenue includes reimbursement amounts billed to Medicare, Medicaid and private insurance companies.  These amounts are shown at the gross amount billed less contractual allowances.  Revenue also includes other operational income.

The Company had total operating expenses of $12,863,596 and $8,545,226 in the years ended December 31, 2005 and 2004, respectively, an increase of $4,318,370 or 50.5%.    Our expenses increased significantly for the year ended December 31, 2005 from the year ended December 31, 2004 primarily as a result of our acquisition of the medical hospital in Lafayette, Louisiana and Greensboro, Georgia. As a result of our late acquisition of Southpark, our operating costs were disproportionally higher for the facility due to the fact that we are in the beginning stages of our turnaround plan.  Accordingly, the expenses reflect the cost structure that was in place prior to Pacer’s acquisition of the majority interest.  The operating expense of our Cameron, Louisiana Facility and Lake Charles, Louisiana facility also increased.  The increase was the direct result of Hurricane Rita.  The increase includes cleanup costs and the cost of restocking various medical supplies in our Lake Charles, Louisiana facility as well as payment of severance to former employees laid off as a result of the destruction of our Cameron, Louisiana facility.  Our Cameron, Louisiana facility also incurred significant operating expenses when it treated and housed a significant amount of displaced Hurricane Katrina victims.  These expenses were not reimbursed to the Company by the Federal Emergency Management Agency (“FEMA”) or the State of Louisiana in 2005.  The Company anticipates full reimbursement of such expenses in fiscal year 2006.

The Company had a net loss of $899,039 in 2005 compared to net income of $879,248 in 2004.  The income / (loss) per share was approximately $(0.00) in 2005 and $0.00 in 2004.  This is primarily the result of our acquisition of Southpark.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the month of December, Southpark Community Hospital LLC incurred a loss of $640,403.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $640,403 to our consolidated statement of operations instead of 60% of the stated loss.  The loss is primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated prior to the Company’s acquisition.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  The implementation of the turnaround and restructuring plan is expected to last through the first quarter of next year.  As a result, the Company expects Southpark Community Hospital LLC to have losses until at least the end of next quarter.

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

The Company incurred interest expense of $158,210 and $329,082 for the years ended December 31, 2005 and 2004, respectively, a decrease of $170,872 or 51.9%.  The decrease is primarily due to the settlement of outstanding convertible debentures we had issued to Cornell Capital Partners, LP (“Cornell”) and had settled on November 30, 2004.  We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations.   Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

The provision for income taxes for the years ended December 31, 2005 and 2004 was $0 and $0, respectively.  Any tax benefit generated by our loss was offset by a deferred tax asset allowance.  Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of tax deductible goodwill and the timing of adjustments to the valuation allowance on our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,219,225 and $1,023,028 as of December 31, 2005 and 2004, respectively.   Cash generated from operations was $304,147 for the year ended December 31, 2005 and cash generated from operations was $682,124 for the year ended December 31, 2004.  The increase in cash was due primarily to our restructuring of our operations in our facilities and the acquisition of our Greensboro, Georgia facility.

Cash provided from investing activities resulted primarily from capital expenditures and assumptions of liabilities.  Capital expenditures during the years ended December 31, 2005 and 2004 were $111,903 and $74,082.  Capital expenditures include buildings and improvements, furniture and fixtures, computer hardware, medical vehicles, and medical equipment.

Cash used in financing activities for the year ended December 31, 2005 was $644,862 and cash provided by financing activities for the year ended December 31, 2004 was $552,559.  This includes advances from our principal shareholder, net of repayments, and certain notes payable received for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company submitted a cost report for the stand-alone period March 22, 2004 through December 31, 2004 which indicated that an additional $887,084 was due as a result of the Company receiving certain overpayments that the Company was no longer qualified to receive.  The liability in connection with previous stand-alone year’s Medicare liabilities aggregated $1,677,371 at December 31, 2005.  Of the total, $700,711 remained in long term liabilities due to the Company negotiating a long term repayment plan with Medicare which requires a principal and interest payment aggregating $34,265 to be paid on a monthly basis. At December 31, 2005, the current portion of the total liability is $976,660. In connection with the acquisition of MGBMH, the Company assumed a Medicare liability of $693,871.  The liability is due to MGBMH receiving certain overpayments in excess of its cost.  MGBMH has been designated a “critical access” facility by Medicare and will generally receive a reimbursement equal to its cost.

On November 30, 2004, the Company settled all of its outstanding convertible debentures held by Cornell totaling $765,000 excluding related debt discount of $133,330 with Cornell.  In connection with the settlement, the Company paid Cornell $150,000 as of December 31, 2004.  In accordance with the settlement plan, the Company was required to pay $130,000 on each date of February 15, 2005, May 15, 2005 and August 15, 2005.  All payments were made for the year ended December 31, 2005.

The Company intends to implement its business strategy largely by the acquisition of financially distressed hospitals.  The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations.  Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of our common stock to the sellers of these businesses in approximately equal values; however, this combination may change for any given transaction.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and/or method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a material effect on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.

As of December 31, 2005, the following contractual obligations were outstanding:

The following table summarizes our payment obligations under certain contracts at December 31, 2005:

Payments Due by Period
	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Total Medicare payable (Note 10)*	2,371,242	289,991	1,233,642	--	847,609
Notes payable - Investors (Note 8)*	1,100,000	1,100,000	--	--	--
Notes payable - Other (Note 8)*	117,019	101,353	8,743	6,923
Loan Payable (Note 8)*	11,493,665	1,120,790	3,919,152	6,453,723	--
Revolving Line of Credit (Note 8)*	2,500,000	2,500,000
Operating lease commitments (Note 11)*	4,010,274	668,379	2,005,137	1,336,758	--
Capital lease commitments (Note 8)*	2,051,473	459,435	1,584,342	7,696	--
Total	23,643,673	6,239,948	8,751,016	7,805,100	847,609

 *  See Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS.

None.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements of Pacer and its subsidiaries are attached to this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

a.

Evaluation Of Disclosure Controls And Procedures

Pacer’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of Pacer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, Pacer’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Pacer that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pacer’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

b.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of Pacer’s internal controls during our last fiscal quarter, Pacer’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to Pacer’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 15, 2006, the directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position	Period Served

Rainier Gonzalez	33	Chairman, CEO, President and Secretary	June 2003 to date
Eric Pantaleon, M.D.	44	Director	July 2003 to date
Alfredo Jurado	33	Director	July 2003 to date
Marcelo Llorente	29	Director	March 2005 to date
Eugene Marini	44	Director	March 2005 to date
J. Antony Chi	32	Chief Financial Officer	July 2004 to date

There are no family relationships between or among the directors, executive officers or any other person.  None of Pacer’s directors or executive officers is a director of any company that files reports with the SEC.  None of Pacer’s directors have been involved in legal proceedings.

Pacer’s directors are elected at the annual meeting of stockholders and hold office until their successors are appointed.  Pacer’s officers are appointed by the Board of Directors (the “Board”) and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

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

Alfredo Jurado, Esq., Director.  Mr. Jurado has been a director of the Company since July 2003.  Mr. Jurado is currently an attorney in private practice and an active member of the Florida Bar.  Prior to that, he was a co-owner and general counsel for a Miami-based financial services firm, which he joined in 2002.  From 1998 to 2002, Mr. Jurado worked for the Florida State Attorney’s Office, where he served as a county court prosecutor, a county court supervisor and, most recently, a felony trial unit prosecutor in Florida’s 17th Judicial Circuit.  In 1997, he served as a certified legal intern in the 11th Judicial Circuit of the Florida State Attorney’s Office, and in 1996, he served as a law clerk for the Honorable Judge Scott Silverman, also of the 11th Judicial Circuit.  Mr. Jurado earned his bachelor’s degree in criminal science from Florida International University in 1995, and his law degree, cum laude, from Nova Southeastern University, Shepard Broad Law Center, in 1998.

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

Rep. Marcelo Llorente, Esq., Director.  Rep. Llorente has been a director of the Company since March 2005.  Rep. Llorente currently represents District 116 in the Florida House of Representatives.  Rep. Llorente is also an attorney with the law firm of Bryant, Miller & Olive, P.A., where he specializes in the areas of public finance and affordable housing.  Rep. Llorente is a member of the Florida Bar, American Bar Association, and Cuban-American Bar Association.  Rep. Llorente has been active in the “Amor en Acion: (Love in Action)” Latin American Missionary Group.  He also served as a Volunteer Law Student in the Leon County Teen Court program and as a certified legal intern providing legal representation to domestic violence victims through Florida State University’s Children Advocacy Center.  Rep. Llorente graduated cum laude from Tulane University with a bachelor’s degree and holds a law degree from Florida State University College of Law.

J. Antony Chi, Chief Financial Officer.  Mr. Chi has been with the Company since July 2004.  His prior experience includes working at PriceWaterhouseCoopers LLP from 1997 to 1998 and Ernst & Young LLP from 1998 to 1999.  He has also worked at LNR Property Corporation from 1999 to 2000, Gerald Stevens Inc. from 2000 to 2001, and most recently, AutoNation, Inc. prior to joining Pacer Health.  Mr. Chi holds a bachelor’s degree from New York University.  Mr. Chi is currently a Certified Public Accountant in the State of Maryland.

Board Meetings And Committees

During the fiscal year ended December 31, 2005, the Board met four times.  All the members of the Board attended the meetings.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of our Committee are Messrs. Marini, Jurado and Llorente.  All three members of the committee are independent.  Mr. Marini is our audit committee financial expert and is independent as defined under the applicable SEC Rules.

Compensation Committee

We have a separately-designated standing compensation committee. The members of our Committee are Messrs. Marini and Jurado. Both members of the committee are independent.

Compensation Of Directors

For his or her service on the Board, each director receives $1,000 per quarter as reimbursement of expenses, payable in cash or restricted stock, at the option of the Company.

Section 16(a) Beneficial Ownership

Reporting Compliance

Section 16(a) of the Exchange Act and the rules promulgated thereunder require Pacer’s officers and directors, and persons who beneficially own more than 10% of a registered class of Pacer’s equity securities, to file reports of ownership and changes in ownership with the Commission and to furnish Pacer with copies thereof.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Pacer believes that, during the last fiscal year, the officers, directors and greater than 10% beneficial owners of Pacer timely complied with the Section 16(a) filing requirements.

Code Of Ethics

On April 14, 2004, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  This Code of Ethics was filed with the Commission as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company’s President and Chief Executive Officer and J. Antony Chi, Chief Financial Officer (collectively, the Named Executive Officers”), for the fiscal years ended December 31, 2005, 2004, and 2003.  No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Rainier Gonzalez, Chairman, CEO and President	2005	$250,000	$20,192 (1)	--	--
	2004	$191,200	--	--	--
	2003	$ --	--	--	--

J. Antony Chi, Chief Financial Officer	2005	$150,000	--	--	--
	2004	$150,000	--	$150,000 (2)	--

       ______________

(1)

This represents an automobile allowance issued to Mr. Gonzalez per the employment agreement dated January 1, 2004 and renewed through December 31, 2006.

(2)

This represents 10,000,000 shares of restricted stock issued or to be issued per the employment agreement dated July 4, 2005 and renewed through December 31, 2006.

AGGREGATED OPTIONS EXERCISES IN FISCAL 2005 AND YEAR-END OPTION VALUES

There were no option or SAR exercises in the last two fiscal years.

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the value of unexercised options to purchase common stock of the Company held as of December 31, 2005.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2005 Exercised/Unexercised	Value of Unexercised Shares In the Money Options at 12/31/2005(1) Exercised/Unexercised

Rainier Gonzalez	--	--	--	--
J. Antony Chi	--	--	--	--

       ___________

          (1)

The fair market value of the Company's common stock at the close of business on December 31, 2005 was $0.02.

EMPLOYMENT AGREEMENTS

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commenced on January 1, 2004 and was subsequently revised on September 1, 2005 to provide for a base salary of $250,000 per annum.  The agreement expires on August 31, 2006.

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commenced on July 5, 2004 and provides for a base salary of $150,000 per annum and ten million shares to be issued ratably over a three year period.  The agreement expires on June 30, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect of the beneficial ownership as of April 15, 2006 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer’s common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Rainier Gonzalez	430,422,903	75.11%
	7759 N.W. 146th Street
	Miami Lakes, FL 33016

Common	Dr. Eric Pantaleon	1,062,351	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016

Common	Alfredo Jurado	950,001	*
	7759 N.W. 146th Street
	Miami Lakes, FL 33016

Common	Eugene M. Marini 7759 N.W. 146 Street Miami Lakes, FL 33016	151,667	*

Common	Rep. Marcelo Llorente 7759 NW 146th Street Miami Lakes, FL 33016	116,667	*

Common	J. Antony Chi 7759 N.W. 146 Street Miami Lakes, FL 33016	5,000,000	*
All Officers And Directors As A Group (6) Persons		437,703,589	76.37%

_______________

*

Less than 1%.

(1)

Applicable percentage of ownership is based on 573,026,246 shares of common stock outstanding as of April 15, 2006 for each stockholder.  Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Unless otherwise indicated, the persons named in the table have sole voting and investment  power  with  respect  to all  shares of common  stock  shown as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, Pacer has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Pacer’s common stock, except as disclosed in the following paragraphs.

During the year ended December 31, 2004, the Company received funds of $270,000 and repaid $63,441 to Rainier Gonzalez, President, Chief Executive Officer, Chairman of the Board of Directors, and principal stockholder of the Company.

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which Rainier Gonzalez, the President and Chief Executive Officer of the Company, is the principal shareholder. The total repayment to the affiliated entity was $268,000.

During the years ended December 31, 2005 and 2004, the Company received funds of $260,000 and $369,430 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2005 and 2004, the Company repaid $516,000 and $96,901 of the outstanding amount. At December 31, 2005, the Company had reflected total loans payable to this individual of $16,029 and related accrued interest of $8,369.

During the year ended December 31, 2005, the Company received loans at various times from its principal shareholder, Rainier Gonzalez, who also serves as its Chief Executive Officer and Chairman of the Board.  As of December 31, 2005, the amount due to the principal shareholder was $16,528.  The funds received from these loans were used for general working capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.

10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Small Business Issuer	Provided Herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided Herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided Herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided Herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended December 31, 2005, Pacer incurred fees to Salberg & Co. of $80,000 for auditing and review work and $155,000 for audit related fees.  Salberg & Co. has provided no other services to Pacer other than those described above.  The Board pre-approved all work to be done by Salberg & Co., which included audit work and review of various filings with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER HEALTH CORPORATION

April 12, 2006	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Chief Executive Officer and President

April 12, 2006	By: /s/ J. Antony Chi
J. Antony Chi, Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 12, 2006	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

April 12, 2006	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

April 12, 2006	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

April 12, 2006	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

April 12, 2006	By: /s/ Eugene Marini
Eugene Marini, Director

Pacer Health Corporation And Subsidiaries

Consolidated Financial Statements

December 31, 2005

TABLE OF CONTENTS

Report Of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheet
Consolidated Statements Of Operations
Consolidated Statements of Changes in Shareholder’s Equity (Deficiency)
Consolidated Statements Of Cash Flows
Notes To Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:

Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 7, 2006

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
December 31, 2005

ASSETS

Current Assets
Cash	$1,219,225
Patient receivables, net	3,045,227
Supplies	504,722
Prepaid Expenses	114,456
Other current assets	14,334
Total Current Assets	4,897,964

Property and equipment, net	16,922,692

Other Assets
Goodwill, net	2,796,452
Total Other Assets	2,796,452

Total Assets	$24,617,108

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities
Accounts payable	$3,121,001
Escrow liability	575,000
Settlements payable	265,500
Accrued wages	640,218
Accrued rent	2,247
Accrued liabilities, related party	15,830
Accrued expenses	470,265
Patient Deposits	7,597
Notes Payable	117,019
Medicare payable, current portion	1,670,530
Loan payable, related party	16,029
Accrued interest payable, related party	8,369
Notes payable	1,100,000
Capitalized lease obligations, current portion	459,435
Loan payables, current portion	1,120,790
Total Current Liabilities	9,589,830

Long Term Liabilities
Loan payables, net of current portion	10,372,875
Line of credit	2,500,000
Capitalized lease obligations, net of current portion	1,592,038
Medicare payable, net of current portion	700,712
Total Long Term Liabilities	15,165,625

Total Liabilities	24,755,455

Commitments and Contingencies (Note 11)

Minority Interest in Consolidated Subsidiary Company	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
573,026,246 issued and outstanding	57,302
Additional paid in capital	2,148,422
Accumulated deficit	(2,284,071)
(78,347)
Less: Deferred compensation	(60,000)
Total Stockholders' Equity (Deficiency)	(138,347)

Total Liabilities and Stockholders' Equity	$24,617,108

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	For Year Ended December 31,
	2005	2004
Revenues
Patient services revenues, net	$10,614,447	$7,581,505
Management fees	900,672	650,000
Total Revenues	11,515,119	8,231,505

Operating Expenses
Advertising	5,907	2,418
Amortization of debt issue costs	-	25,616
Amortization of equity line commitment fee	-	390,000
Bad debt expense	1,849,012	1,505,836
Contract labor	2,036,956	1,058,084
Depreciation	170,021	16,040
Insurance	425,114	279,681
Loan fee	72,500	-
Medical Supplies	946,188	533,738
Patient Expenses	157,951	118,844
Professional fees	388,516	534,434
Rent	559,269	512,527
Repairs and Maintenance	83,824	35,316
Salaries and wages	5,376,415	2,714,145
Travel	162,572	53,336
Utilities	183,607	121,137
General and administrative	445,744	644,074
Total Operating Expenses	12,863,596	8,545,226

Net Loss from Operations	(1,348,477)	(313,721)

Other Income (Expense)
Gain on debt settlement	10,000	1,432,707
Realized Gain on Securities	76,507	-
Other income	521,141	89,344
Interest Expense	(158,210)	(329,082)
Total Other Income (Expense), net	449,438	1,192,969

Minority Interest in Consolidated Subsidiary Company	-	-

Net Income/(Loss) from Continuing Operations	$(899,039)	$879,248

Discontinued Operations

Loss from operations of discontinued component
(including loss on disposal of $0)	-	(488,354)
Loss on Discontinued Operations	-	(488,354)

Net Income/(Loss)	$(899,039)	$390,894

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$-	$-
Income/(Loss) from discontinued operations	$-	$-

Net Income/(Loss) Per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - basic and diluted	569,587,890	549,819,123

See accompanying notes to consolidated financial statements

Pacer Health Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Years Ended December 31, 2005 and 2004

	Preferred Stock Series A		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Deferred Loan	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Costs	Compensation	Total

Balance December 31, 2003	1	-	190,507,135	19,051	3,000,000	(135,000)	1,101,070	(1,775,928)	(390,000)	-	(1,180,807)

Cancellation of collateral			3,000,000		(3,000,000)	135,000	(135,000)				-

Stock issued in connection with legal settlements	-	-	2,000,000	200			41,800				42,000

Stock issued as placement agent fee	-	-	476,190	48			(48)				-

Conversion of Preferred Stock to Common Stock	(1)	-	318,822,903	31,882			(31,882)				0

Stock issued to settle note payable	-	-	25,000	2			498				500

Stock issued to employees in connection with employment agreements	-	-	4,040,000	404			59,996				60,400

Deferred compensation related to issuance of stock to employees							19,527			(19,527)	-

Stock issued for consulting services	-	-	851,000	85			16,965				17,050

Stock issued to acquire South Cameron Memorial Hospital	-	-	50,000,000	5,000			1,095,000				1,100,000

Stock issued for finders fees	-	-	1,000,000	100			28,900				29,000

Beneficial Conversion Feature	-	-	-	-			83,558				83,558

Fair value of beneficial conversion feature due to extinguishment	-	-	-	-			(149,748)				(149,748)

Settlement of compensation debenture due to extinguishment	-	-	-	-					390,000		390,000

Net Income								390,896			390,896

Balance December 31, 2004	-	-	570,722,228	56,772	-	-	2,130,636	(1,385,032)	-	(19,527)	782,849

Other adjustment				300			(48)				252

Stock issued to employees in connection with employment agreements			3,000,000	300			48,220			(48,520)	-

Stock issued for rent	-	-	112,350	11			2,236				2,247

Stock issued for consulting services	-	-	1,225,000	123			28,235				28,358

Stock issued for directors fees			466,668	47			7,953				8,000

Amortization of deferred compensation	-	-	-	-			41,479			8,047	49,526

Cancellation of shares per settlement agreement	-	-	(2,500,000)	(250)			-			-	(250)

Membership Interest Contribution	-	-	-	-			(110,289)				(110,289)

Net Loss								(899,039)			(899,039)

Balance December 31, 2005	-	-	573,026,246	57,302	-	-	2,148,422	(2,284,071)	-	(60,000)	(138,347)

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income/(Loss)	$(899,039)	$390,894
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	-	73,846
Amortization of debt issue costs	-	25,616
Amortization of equity line commitment fee	-	390,000
Bad debt expense	1,923,238	1,505,836
Recovery of bad debt expense on management fees	(205,476)	-
Gain on natural disaster	(521,141)	-
Depreciation	170,021	16,040
Gain on debt settlement	(10,000)	(1,432,707)
Realized Gain on Securities	(76,507)	-
Amortization of stock based expenses	49,528	-
Stock issued for services	30,605	106,450
Stock issued for legal settlement	-	42,000
Impairment of goodwill in connection	-	545,024
with discontinued operations
Recognition of beneficial conversion feature	8,000	83,558
into interest expense
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(1,269,655)	(1,411,560)
Management fee receivable, net	174,480	-
Other receivables	7	(525,000)
Supplies Inventory	(122,037)	-
Prepaids and other current assets	117,206	88,890
Increase (decrease) in:
Accounts payable	292,263	347,089
Settlements payable	(517,757)	153,257
Accrued interest payable	(15,857)	24,226
Accrued wages payable	230,991	110,395
Accrued expenses	(119,369)	118,651
Accrued rent	2,247	-
Accrued professional fees	(140,896)	110,346
Escrow	575,000	-
Medicare payable	623,382	(80,727)
Other current liabilities	4,913	-
Net Cash Provided by Operating Activities	304,147	682,124

Cash Flows from Investing Activities:
Acquisition of equipment	(111,903)	(74,082)
Disaster related insurance proceeds	795,608	-
Proceeds from sale of trading securities	76,507	-
Acquisition of cash (overdraft)	586,915	(82,439)
Deposit for equipment purchase		(149,760)
Purchase Price Allocation Adjustments	(804,306)	-
Land Purchase	(5,908)	-
Net Cash Provided by/(Used in) in Investing Activities	536,913	(306,281)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	260,000	270,000
Repayments of loan payable - related party	(516,000)	(63,441)
Proceeds from issuance of convertible debenture	-	112,500

Repayment of convertible debenture pursuant to settlement agreement	-	(150,000)
Repayments of loans payable	(89,628)	-
Repayments of capitalized lease obligations	(36,774)	-
Minority interest capital contribution	109,800	-
Repayments of note payable	(143,760)	50,000
Proceeds from note payable	75,000	-
Proceeds from advances	-	303,500
Repayment of advances	(303,500)	-
Net Cash Provided by/(Used in) Financing Activities	(644,862)	522,559

Net Increase/(Decrease) in Cash	196,198	898,402

Cash, Beginning of Period	$1,023,027	$124,625

Cash, End of Period	$1,219,225	$1,023,027

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$155,210	$326,082
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$149,760	$-
Common stock issued for acquisition of Cameron (50,000,000
shares)	$-	$1,100,000
Common stock issued to settle note payable (25,000 shares)	$-	$500

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information
Extinguishment and settlement of outstanding convertible debentures, related accrued interest, accrued liquidated damages, unamortized portion of
debt discount and unamortized portion of debt issue costs	$ 991,726	$ -

Acquisition of Minnie G. Boswell Memorial Hospital:
Cash	460,188	-
Patient receivables	1,168,756	-
Other receivables	28,587	-
Prepaid insurance	102,372	-
Inventory	262,685	-
Property, plant and equipment	902,345	-
Accounts payable	(220,180)	-
Settlements payable	(250,000)	-
Accrued wages	(243,772)	-
Accrued professional fees	(30,550)	-
Accrued expenses	(290,313)	-
Medicare payable	(693,871)	-
Notes payable	(84,887)	-
Other liabilities	(2,684)	-
Purchase price	$1,108,676	$ -

Acquisition of Southpark Community Hospital:
Cash	126,726	-
Patient receivables	1,390,059	-
Deposits	14,066	-
Prepaid insurance	128,290	-
Inventory	120,000	-
Property, plant and equipment	16,032,505	-
Accounts payable	(2,239,306)	-
Accrued wages	(50,132)	-
Notes payable	(50,892)	-
Investors notes payable	(1,100,000)	-
Capitalized lease obligations	(2,088,247)	-
Line of credit	(2,500,000)	-
Construction loans	(11,583,293)	-
Noncontrolling interest	720,090	-
Goodwill	1,580,134	-
Purchase price	$ 500,000	$ -

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Note 1   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation (“Pacer”), a Florida corporation, has nine subsidiaries:

•

Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003),

•

Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004),

•

Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004),

•

Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004),

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (an Florida limited liability company formed on December 19, 2005) and

•

Pacer Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005).

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676.  (See Note 3)

On October 12, 2004, the Company sold AAA Medical Center, Inc. (“AAA”) a medical treatment center to an unrelated third party. (See Note 17)

On March 22, 2004, the Company entered into an asset purchase agreement with Camelot Specialty Hospital of Cameron, LLC (“Cameron”).  Under the terms of the asset purchase, the Company acquired the business and certain assets and assumed certain liabilities of Cameron.  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock having a fair value of $1,100,000. (See Note 3)

On June 26, 2003, Pacer Health Services, Inc. was acquired by Pacer (f/k/a INFe, Inc.) in a transaction accounted for as a recapitalization of Pacer Health Services, Inc.  For accounting purposes, Pacer Health Services, Inc. was the acquirer because the former stockholders of Pacer Health Services, Inc. received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of Pacer (f/k/a INFe, Inc.).  As a result, Pacer Health Services, Inc. is re-capitalized to reflect the authorized stock of the legal parent, Pacer (f/k/a INFe, Inc.).  Since Pacer Health Services, Inc. was the acquirer, for accounting purposes, Pacer’s November fiscal year end was changed to Pacer Health Services, Inc.’s December 31, fiscal year end.

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; a non-urban hospital in Greensboro, Georgia; a skilled nursing facility in Greensboro, Georgia; and an urban hospital in Lafayette, Louisiana.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

(B)

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Pacer Health Corporation and its subsidiaries.  The Company operates in a single industry segment, healthcare. The Company owns and operates urban and non-urban hospitals, rural health clinics and skilled nursing facilities. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2005, the Company had a working capital deficit of $4,691,866.  In 2005, the Company had a net loss of $899,039 and a positive cash flow from operations of $304,147.  This loss is primarily the result of our acquisition of Southpark.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the month of December, Southpark Community Hospital LLC incurred a loss of $640,403.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $640,403 to our consolidated statement of operations instead of 60% of the stated loss.  The loss is primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated prior to the Company’s acquisition.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  The implementation of the turnaround and restructuring plan is expected to last through the first quarter of 2006.  As a result, the Company expects Southpark Community Hospital LLC to have losses until at least the end of first quarter of 2006.  Accordingly, management has mitigated future losses and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

(C)

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

Significant estimates in 2005 and 2004 include contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.

(E)

Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F)

Property and Equipment

Property and equipment are stated at cost.  Equipment, major renewals and improvements greater than $5,000 are capitalized; maintenance and repairs are charged to expense as incurred.  Gain or loss on disposition of property is recorded at the time of disposition.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 3 to 10 years for furniture, fixtures, and equipment and 3 to 5 years for vehicles, computer hardware, software, and communication systems.  Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

(G)

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

(H)

Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. During the year ended December 31, 2005 and 2004, the Company recognized and charged to operations an impairment charge of $0 and $545,024, respectively. The 2004 impairment charge is related to the discontinued operations and included in the statement of operations as a component of loss from discontinued operations. (See Note 17)

(I)

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

Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted. (See Note 4)

The Company participates in the Louisiana disproportionate share hospital (“DSH”) fund and the Georgia disproportionate share hospital fund (“ICTF”) related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facilities in

Louisiana and Georgia become eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined, collectability is reasonably assured and the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii)

Management Services

The Company recognizes management service fees as services are provided.

(J)

Charity Care

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates.  Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.  The amount of charges forgone for services and supplies furnished under the Company’s charity care aggregated approximately $600,075 and $213,722 in 2005 and 2004, respectively.

(K)

Investments

The Company accounts for marketable securities according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

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

(L)

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation", and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the years ended December 31, 2005 and 2004, there were no grants of stock options to either employees or non-employees.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R.  The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, we have recognized the expense attributable to restricted stock granted or vested on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award.

(M)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income(loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the years ended December 31, 2005 or 2004 as discussed below.

At December 31, 2004 there were 950,000 common stock warrants outstanding. There was no incremental share effect of these warrants on diluted EPS for the year ended December 31, 2004 under the treasury method as the exercise price exceeded the average trading price during the year ended December 31, 2005.

At December 31, 2004, there were 3,000,000 shares previously issued as collateral that were considered not issued or outstanding for EPS purposes and accordingly not included in the computation of basic and diluted EPS in 2004.  Upon a settlement agreement reached with an unrelated third party, the Company issued 500,000 shares at December 31, 2004.  The remaining 2,500,000 shares were cancelled on August 30, 2005 upon satisfaction of the settlement payable.

At December 31, 2005, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no incremental effect of these warrants on diluted net loss per share in 2005 due to the Company’s net loss in 2005.

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

(N)

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2005 and 2004 were $5,907 and $2,418, respectively.

(O)

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

(P)

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

The carrying amounts of the Company’s short-term financial instruments, including patient receivables and current liabilities approximate fair value due to the relatively short period to maturity for these instruments.

(Q)

Concentrations

Bank Deposit Accounts:

The Company maintains its cash in bank deposit accounts, which, at times exceed federally insured limits.  As of December 31, 2005, the Company had deposits of $819,225 in excess of federally insured limits.  The Company has not experienced any losses in such accounts through December 31, 2005.

Geographic Concentrations:

The Company’s operations are concentrated in specific medical facilities in Louisiana and Georgia. (See Note 1(A)).  Geographic concentration risks may include natural disasters.  The Company incurred disaster loss and interruption of operations, as a result of Hurricane Wilma in late 2005. (See Note 16).

(R)

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This Standard retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of this Standard will have a material impact on our financial condition, results of operations or cash flows.

In October 2005, the FASB Staff issued Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP indicates that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and not capitalized to the project. This FSP is applicable to reporting periods beginning after December 15, 2005. We do not believe this FSP will have a material impact on our financial condition, results of operations or cash flows.

(S)

Reclassifications

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 Financial Statements.  The reclassifications had no effect on the net income for the year ended December 31, 2004.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3  Acquisitions and Goodwill

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  On the Acquisition Date, the purchase price was $1,100,000.  The purchase price was paid with 50,000,000 shares of the Company’s common stock and valued at $.022 per share based on the average quoted trading price during the acquisition period.  The purchase price initially exceeded the fair value of net assets acquired by $737,256.  The excess has been applied to goodwill.  The Company expects that the goodwill will not be deductible for income tax purposes.  Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” goodwill has an indefinite life and accordingly will not be amortized but will be reviewed periodically for impairment.  During the year ended December 31, 2004, the Company’s continued evaluation of the purchase price allocation revealed that an additional $479,062 in goodwill should be recorded primarily based on a revaluation of other receivables acquired and the Medicare liability assumed.  Additionally, the Company reviewed the amount recorded to goodwill for Cameron and has determined that no impairment charge is required to be taken at December 31, 2005 and 2004.

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

See Note 12(A) for related common stock issuance of 50,000,000 shares for acquisition.

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of December 31, 2005 as follows:

Cash	$460,188
Accounts receivable, net	1,197,343
Supplies	262,685
Prepaid insurance	102,372
Fixed assets	948,495
Liabilities	(1,862,407)
Purchase Price	$1,108,676

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of MGBMH had occurred at January 1, 2004:

	Period Ended
	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$13,489,797	$15,830,151
Net (Loss) Income	$(2,625,618)	$(369,067)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.

On December 6, 2005 (“Acquisition Date”), the Company completed its acquisition of Southpark Community Hospital (“SPCH”).  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $500,000 as of December 31, 2005.  Additional contributions in the future will increase the purchase price.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Cash	$126,726
Accounts receivable, net	1,390,059
Inventory	120,000
Prepaid insurance and other current assets	142,356
Fixed assets	16,032,505
Goodwill	2,300,224
Liabilities	(19,611,870)
Purchase Price	$500,000

Goodwill (see adjustment below to acquired Goodwill relating to minority interest)	2,300,224
Minority interest portion of Goodwill charged to Additional Paid-In Capital	(720,090)
Goodwill recorded	$1,580,134

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPCH had occurred at January 1, 2004:

	Period Ended
	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$1,751,442	$0
Net (Loss) Income	$(3,521,542)	$(13,140)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at December 31, 2005 is as follows:

Patient accounts receivable	$11,194,197
Less: Allowance for contractual discounts	(3,746,076)
Less: Allowance for doubtful accounts	(4,402,894)
Patient Accounts Receivable, net	$3,045,227

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

During the years ended December 31, 2005 and 2004, the Company recorded bad debt expense relating to its patient receivables of $1,849,012 and $1,505,836, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

As of December 31, 2005, the Company sold all remaining shares.  During the year ended December 31, 2005, the Company received proceeds of $76,507 from the sale of securities.  Due to a $0 cost basis, the Company recorded a realized gain on sale of trading securities of $76,507.

Unrealized gains and losses are recognized as a component of other income.  The fair value of trading securities is based on the quoted closing trading price of the stock as of the last day of the fiscal period.  Unrealized gains and losses become recognized gains and losses upon the sale of securities.

Note 6 Property, Plant and Equipment, net

Property, plant and equipment at December 31, 2005 is as follows:

Land	$445,239
Building and improvements	11,068,352
Equipment	5,393,492
Furniture & Fixtures	142,853
Less: accumulated depreciation	(127,244)
Property and Equipment, net	$16,922,692

The Company recorded a gain of $521,141 on the disposal of assets related to a natural disaster (See Note 16 – Natural Disaster).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the years ended December 31, 2005 and 2004 was $170,021 and $16,040, respectively.

Note 7 Loan Payable-Related Party

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which the President and Chief Executive Officer is the principal shareholder. The total repayment to the affiliated entity was $268,000 (See Note 13).

During the years ended December 31, 2005 and 2004, the Company received funds of $260,000 and $369,430 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2005 and 2004, the Company repaid $516,000 and $96,901 of the outstanding amount. At December 31, 2005, the Company had reflected total loans payable to this individual of $16,029 and related accrued interest of $8,369.

Note 8 Notes, Loans and Capital Lease Obligations Payable

On December 31, 2005, the Company had the following outstanding notes and loans payable:

Note payable dated April 29, 2005, original principal of $50,000, originally due September 29, 2005, extended indefinitely. Monthly finance charges at 3.0% (arrears rate of 3.45%) compounded and payable monthly until principal amount is paid.	$50,000
Financing loan (insurance) – original principal of $104,733, original term 12 months, interest rate 29.5%	40,123
Notes from Minority Interest Investors – original principal of $1,100,000	1,100,000
Construction loan (building) – original principal of $8,640,000, original term 120 months, annual interest rate 7.59%	8,591,684
Construction loan (equipment) – original principal of $ 2,984,345, original term 60 months, annual interest rate 7.59%	2,901,981
Revolving line of credit – original principal of $2,500,000, variable interest rate with initial rate at 7.75%	2,500,000
Various capital leases (medical equipment) – original principal of $2,426,214, original term 60 months, annual interest rate 7.59%.	2,040,625
Various capital leases (minor equipment) – original principal of $14,611, various interest rates	10,849
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	17,368
Insurance Note Payable dated April 1, 2005, original principal of $104,422, maturity dated March 31, 2006, annual percentage rate of 29.5%.	9,527

Total Notes Payable	$17,262,157
Current Portion	(2,797,244)
Long Term Portion	$14,464,913

On January 20, 2005, the Company repaid a note payable to an unrelated third party for the principal amount of $50,000, plus accrued interest of $3,000. The total repayment amount was $53,000.

Note 9 Advances Payable

Minnie G. Boswell Memorial Hospital (“MGBMH”) is a participant in the Indigent Care Trust Fund (“ICTF”) in the State of Georgia, which administers the disproportionate share hospital payments (“DSH”). MGBMH is required to make an intergovernmental transfer approximately equal to the value of the previous year’s uncompensated care as a match to draw down federal DSH dollars. The amount MGBMH was required to transfer in December of 2004 was approximately $950,000. Prior to the acquisition, MGBMH remitted to the Company funds of which $244,000 was allocated for the intergovernmental transfer. The Company anticipated providing the remaining balance of approximately $700,000 for the intergovernmental transfer due on behalf of MGBMH. Prior to the remittance coming due, the State of Georgia amended the disproportionate share amount on an interim basis pending an audit of designated hospitals. The amended disproportionate share amount was remitted to the State of Georgia in January 2005 and all proceeds thereof including the remitted amount were transferred by the State of Georgia to MGBMH.  At August 31, 2005, the Company accrued $2,482 relating to certain advances received from MGBMH in excess of services billed for in connection with the interim services agreement.

As a result of the acquisition of MGBMH, the Company offset the amount due against its receivable which was the applied as consideration for the purchase price.

Note 10 Medicare Payable

Increases in the Medicare liabilities in 2005 resulted primarily from our submission of a cost report for the standalone period March 22, 2004 to December 31, 2004 and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare (see Note 1(H)).  The Company has current Medicare liabilities of $1,670,531 and long term Medicare liabilities of $700,711.  The long term portion relates to two negotiated payment plans.

Note 11 Commitments and Contingencies

(A)

Settlement Agreements

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

In 2005, the Company paid $420,000 to Cornell Capital Partners, LP (“Cornell”) pursuant to the terms of the debt settlement agreement entered into during November 2004.

(B)

Legal Matters

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by a former vendor.  The allegations against the Authority are breach of contract.  The lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of significant costs and damages which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

(C) Operating Lease

Total rent expense for continuing operations for the year ended December 31, 2005 was $559,269.  During the year ended December 31, 2004, the Company recognized rent expense of $512,527.

This includes rent expense for the medical equipment, corporate facility, rural hospital, and geriatric psychiatric center.

The following represent the expected future minimum lease payments:

Year Ending December 31:
2006	$ 668,379
2007	668,379
2008	668,379
2009	668,379
2010	668,379
$ 3,341,895

Note 12 Stockholders’ Deficiency

(A) Common Stock

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

On July 5,, 2004, the Company issued 2,000,000 shares of its common stock to its Chief Financial Officer at $.015 per share in connection with an employment agreement.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $30,000 which was expensed.

On August 12, 2004, the Company issued 40,000 shares of its common stock to its Director of Corporate Operations at $.044 per share in connection with an employment agreement originally entered into on August 12, 2003.  The shares were valued based on the quoted trading price of the Company’s common stock on the grant date and had a fair value of $1,760 which was expensed.

On March 8, 2005, the Company issued 5,000,000 shares of common stock at $0.007 having a fair value of $35,000 as a bonus to our then Vice-President of Finance.  The bonus amount is in excess of the amount provided for in the employment contract and was issued at the discretion of the Company.  The common shares were subsequently forfeited as a result of the termination of the employment contract.  These shares have been cancelled.  The Company also issued 3,000,000 shares of common stock pursuant to the employment contract that were also subsequently forfeited.  At December 31, 2005, for financial accounting purposes, there has been no impact on the consolidated financial statements for the issuance and forfeiture of the 8,000,000 common shares.  On July 21, 2005, the Company entered into a settlement agreement to cancel the remaining 2,000,000 shares of common stock issued in February 2004.  The Company is still in the final process of retrieving and canceling these shares and no accounting will be recorded for the return until the Company is successful at retrieving the shares.

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

On June 6, 2005, the Company issued 100,000 shares of common stock to our Vice-President of Operations at $0.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.

On June 15, 2005, the Company issued 525,000 shares of common stock to a consultant at $0.0283 per share for services rendered.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $14,858 which was expensed.

On July 6, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.

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

On August 11, 2005, the Company issued to its four independent Directors 50,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On August 22, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period July 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.020 per share and had a fair value of $2,000 which was expensed.

In September 2005, the Company granted 10,000,000 common shares of common stock to our Director of Corporate Operations under a new employment agreement.  The shares are valued at $190,000 based on the $0.019 per share quoted trade price on the grant date which is being recognized over the three year service period.  The first 3,000,000 were issued and vested on November 15, 2005 and 2,000,000, 2,000,000, and 3,000,000 will be issued and vest at the first, second and third anniversary of the date of the employment agreement, respectively.

On November 10, 2005, the Company issued to its four independent Directors 66,667 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.015 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On November 14, 2005, the Company issued an additional 300,000 shares of common stock to our Vice-President of Operations for services rendered during the period August, September and October 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $4,500 which was expensed.

On December 14, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period November 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the periods ended December 31, 2005 and 2004.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.

Note 13 Related Party Transactions

On January 1, 2004, the Company entered into an employment agreement with its President and principal stockholder.

On January 8, 2004, the Company’s President and principal stockholder converted one share of preferred stock to 318,822,903 shares of common stock.

On February 1, 2004, the Company entered into an employment agreement with an individual to serve as its Vice President of Finance.

On July 5, 2004, the Company entered into an employment agreement with its Chief Financial Officer.

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

During the year ended December 31, 2005 and 2004, we incurred rent expense for corporate office space totaling $26,964 and $25,680 respectively.  The monthly amount of $2,247 and $2,140, respectively, is due and payable to our landlord who is a related party of a director of the Company.  The terms of this lease are month to month.

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

During the years ended December 31, 2005 and 2004, the Company received funds of $260,000 and $369,430 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2005 and 2004, the Company repaid $516,000 and $96,901 of the outstanding amount. At December 31, 2005, the Company had reflected total loans payable to this individual of $16,029 and related accrued interest of $8,369.

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

On June 6, 2005, the Company issued 100,000 shares of common stock to our Vice-President of Operations at $0.029 per share in connection with a consulting agreement.  The shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date and had a fair value of $2,900 which was expensed.  These shares were issued for the period May 2005.

On July 6, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period June 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.026 per share and had a fair value of $2,600 which was expensed in June 2005.

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

On August 11, 2005, the Company issued to its four independent Directors 50,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On August 22, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period July 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.020 per share and had a fair value of $2,000 which was expensed.

In September 2005, the Company granted 10,000,000 common shares of common stock to our Director of Corporate Operations under a new employment agreement.  The shares are valued at $190,000 based on the $0.019 per share quoted trade price on the grant date which is being recognized over the three year service period.  The first 3,000,000 were issued and vested on November 15, 2005 and 2,000,000, 2,000,000, and 3,000,000 will be issued and vest at the first, second and third anniversary of the date of the employment agreement, respectively.

On September 15, 2005, MGBMH began incurring a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

On November 10, 2005, the Company issued to its four independent Directors 66,667 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.015 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On November 14, 2005, the Company issued an additional 300,000 shares of common stock to our Vice-President of Operations for services rendered during the period August, September and October 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $4,500 which was expensed.

On December 14, 2005, the Company issued an additional 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period November 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

Note 14 Income Taxes

There was no income tax expense for the years ended December 31, 2005 due to the Company’s net losses and in 2004 due to the Company’s utilization of net operating loss carryforwards.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2005 and 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2005	2004
Computed “expected” tax expense (benefit)	$(305,673)	$147,623
State taxes net of Federal benefits	(32,635)	-
Other non-deductible items	96,539	-
Change in valuation allowance	241,769	(147,623)
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax (assets)/liabilities:
Capitalized lease obligations	$172,885
Net operating loss carryforward	(476,531)
Total gross deferred tax assets	(303,646)
Less valuation allowance	303,646
Net deferred tax assets	$-

During the year ended December 31, 2005, the Company reported a net loss which will increase the net operating loss carryforward.  As a result, the Company did not record a current tax expense and adjusted its deferred tax expense accordingly.

The Company has a net operating loss carryforward of approximately $1,266,360 available to offset future taxable income expiring 2025.  In addition, the Company has net operating loss carryforwards from the pre-merger tax filings of INFe that the company does not expect to materially realize as a result of certain provisions of the tax law, specifically Internal Revenue Code Section 382, that limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company did not record any portion of the pre-merger INFe net operating loss carryforward.   Accordingly, all deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance.

The valuation allowance at December 31, 2005 was $303,646.  The net change in valuation allowance during the year ended December 31, 2005 was an increase of $241,769.

Note 15 Gain on Settlement of Debt

For the year ended December 31, 2004, the Company settled certain outstanding liabilities and realized a gain on debt settlement as follows:

Gain on Settlement of Preacquisition Liabilities

$1,079,851

Gain on Settlement of Outstanding Convertible Debentures

$   352,856

   Total Gain on Settlement

$1,432,707

In connection with the convertible debenture settled, the Company had recognized amortization of debt discount of $100,503, amortization of debt issued costs of $25,616 and amortization of equity line commitment fee of $390,000.

Note 16 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  As a result, the Company recorded an impairment on fixed assets of $273,808.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $521,141 from the insurance proceeds.

Note 17 Discontinued Operations

On October 12, 2004, the Company sold AAA to an unrelated third party.  The results of AAA have been presented as discontinued operations for the year ended December 31, 2004.  Pursuant to the terms of the sale, the Company sold all assets except for any patient accounts receivable existing as of the date of the sale.  In connection with the sale, during the year ended December 31, 2004, the Company has recognized and charged to operations an impairment of goodwill totaling $545,024.  The impairment of goodwill was necessary since the carrying cost exceeded the fair value of this intangible asset. The Company reports the results of AAA’s operations pursuant to SFAS 144; as such, the long-lived assets relating to the Company’s physical therapy operations are being classified and reported as discontinued operations.

Note 18 Subsequent Events

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase.

EXHIBIT 21.1

Subsidiaries of Pacer Health Corporation

•

Pacer Health Services, Inc. (a Florida corporation formed on May 5, 2003),

•

Pacer Health Management Corporation (a Louisiana Corporation formed on February 1, 2004),

•

Pacer Holdings of Louisiana, Inc. (a Florida corporation formed on March 3, 2004),

•

Pacer Holdings of Georgia, Inc. (a Florida corporation formed on June 26, 2004),

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (an Florida limited liability company formed on December 19, 2005) and

•

Pacer Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2005 of Pacer Health Corporation;

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

Date: April 11, 2006	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2005 of Pacer Health Corporation;

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

Date: April 11, 2006	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 11, 2006	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date April 11, 2006	By: /s/ J. Antony Chi
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