Form 10QSB
period 2006-03-31
PACER HEALTH CORP
filed 2006-05-22
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2006

_________________________________

Commission File No.  000-28729

_________________________________

PACER HEALTH CORPORATION

(Name of Small Business Issuer in Its Charter)

Florida	11-3144463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street, Miami Lakes, FL	33016
(Address of Principal Executive Offices)	(Zip Code)

(305) 828-7660
(Issuer’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of May 22, 2006, the issuer had 573,126,246 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes No

MI-207212 v3 0435230-0201

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

19

Item 3.  Controls and Procedures ..

26

PART II.  OTHER INFORMATION

27

Item 1.  Legal Proceedings.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.  Defaults Upon Senior Securities ..

27

Item 4.  Submission of Matters to a Vote of Security Holders.

27

Item 5.  Other Information.

27

Item 6.  Exhibits and Reports on Form 8-K ..

27

SIGNATURES

31

Certifications

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$244,207
Patient receivables, net	2,978,931
Supplies	579,368
Prepaid Expenses	225,373
Other current assets	26,891
Total Current Assets	4,054,770

Property and equipment, net	16,437,453

Other Assets
Debt costs	5,000
Deposit for future acquisition	250,000
Goodwill, net	3,696,452
Total Other Assets	3,951,452

Total Assets	$24,443,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$4,099,284
Cash overdraft	149.465
Escrow liability	81,000
Settlements payable	264,000
Accrued wages	954,663
Accrued rent	2,247
Accrued liabilities, related party	13,152
Accrued expenses	438,409
Patient Deposits	5,507
Notes Payable	277,169
Medicare payable, current portion	1,359,151
Loan payable, related party	249,500

Accrued interest payable, related party	12,438
Investor note payables	1,100,000
Capitalized lease obligations, current portion	468,535
Loans payable, current portion	1,142,192
Total Current Liabilities	10,616,712

Long Term Liabilities
Loans payable, net of current portion	10,079,175
Line of credit	2,500,000
Capitalized lease obligations, net of current portion	1,470,279
Medicare payable, net of current portion	721,833
Total Long Term Liabilities	14,771,738

Total Liabilities	25,388,450

Commitments and Contingencies (Note 9)

Minority Interest in Consolidated Subsidiary Company	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
573,126,246 issued and outstanding	57,312
Additional paid in capital	3,024,111
Accumulated deficit	(3,988,698)
(907,275)
Less: Deferred compensation	(37,500)
Total Stockholders' Equity (Deficiency)	(944,775)

Total Liabilities and Stockholders' Equity (Deficiency)	$24,443,675

See accompanying notes to consolidated financial statements
1

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended March 31,
	2006	2005
Revenues
Patient services revenue, net	$6,946,835	$2,210,551
Management fees	-	300,000
Total Revenues	6,946,835	2,510,551

Operating Expenses
Advertising	70,971	657
Bad debt expense	1,542,399	571,014
Contract labor	1,212,658	267,558
Depreciation	393,343	12,548
Insurance	181,233	74,308
Loan fee	3,472	15,000
Medical Supplies	885,307	195,809
Patient Expenses	74,691	41,595
Professional fees	228,656	96,588
Rent	171,559	132,769
Repairs and Maintenance	40,346	12,819
Salaries and wages	3,012,265	914,635
Travel	146,776	28,664
Utilities	148,957	36,164
General and administrative	197,956	94,831
Total Operating Expenses	8,310,589	2,494,959

Net Loss from Operations	(1,363,754)	15,591

Other Income (Expense)
Gain on debt settlement	-	10,000
Gain on disposal of assets	65,100	-
Other income	10,615	248
Interest Expense	(416,588)	(16,969)
Total Other Income (Expense), net	(340,873)	(6,721)

Minority Interest in Consolidated Subsidiary
Company	-	-

Net Income/(Loss) from Continuing Operations	$(1,704,627)	$8,870

Discontinued Operations
Loss from operations of discontinued component
(including loss on disposal of $0)	-	(488,354)
Loss on Discontinued Operations	-	(488,354)

Net Income/(Loss)	$(1,704,627)	$(479,484)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$(0.00)	$0.00
Income/(Loss) from discontinued operations	$0.00	$(0.00)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	573,116,246	566,011,117

See accompanying notes to consolidated financial statements
2

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(1,704,627)	$8,870
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Bad debt expense	1,542,399	571,014
Depreciation	393,343	12,548
Gain on debt settlement	-	(10,000)
Amortization of stock based expenses	22,500	11,440
Stock issued for services	1,500	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(1,476,103)	(439,825)
Management fee receivable, net		(103,981)
Other receivables	(7)	(12,841)
Supplies Inventory	(74,646)	-
Prepaids and other current assets	137,252	-
Increase (decrease) in:
Accounts payable	978,280	(177,037)
Settlements payable	(1,500)	(223,257)
Accrued interest payable	4,069	(4,910)
Accrued wages payable	314,445	67,048
Accrued expenses	(64,144)	(15,619)
Accrued rent	-	2,247
Accrued professional fees	29,611	23,141
Escrow	(494,000)	-
Medicare payable	(72,870)	(37,423)
Other current liabilities	(2,090)	-
Net Cash Provided by/(Used in) Operating Activities	(466,588)	(328,585)

Cash Flows from Investing Activities:
Acquisition of equipment	(112,667)	(54,110)
Deposit for future acquisitions	(250,000)	-
Deposit for equipment purchase	(12,550)	-
Net Cash Provided by/(Used in) in Investing Activities	(375,217)	(54,110)

Cash Flows from Financing Activities:

Cash overdraft	149,465	-
Proceeds from loan payable - related party	250,000	50,000
Repayments of loan payable - related party	(16,529)	(250,000)
Proceeds from issuance of convertible
debenture and related capitalized
expenses	(5,000)	-
Repayments of loans payable	(272,298)	-
Repayments of capitalized lease obligations	(112,209)	-
Minority interest capital contribution	(25,800)	-
Repayments of note payable	(150,842)	(50,000)
Proceeds from note payable	50,000	-
Repayment of advances	-	(301,018)
Net Cash Provided by/(Used in) Financing Activities	(133,213)	(551,018)

Net Increase/(Decrease) in Cash	(975,018)	(933,713)

Cash, Beginning of Period	$1,219,225	$1,023,028

Cash, End of Period	$244,207	$89,315

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$413,587	$26,010
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$-	$149,760
Issuance of Note Payable for Insurance Policies	$248,169	$-
Issuance of Note Payable for Equipment	$12,824	$-

See accompanying notes to consolidated financial statements
4

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2006

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2005 included in the Company’s Form 10-KSB.

At March 31, 2006, the Company had a working capital deficit of $6,561,942.  For the three months ended March 31, 2006, the Company had a net loss of $1,704,627 and a negative cash flow from operations of $466,588.  This loss is primarily the result of our acquisition of the majority interest of Southpark Community Hospital LLC.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the three months ended March 31, 2006, Southpark Community Hospital LLC incurred a loss of $1,651,610.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $1,651,610 to our consolidated statement of operations instead of 60% of the stated loss.  The loss is primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated due to the start-up nature of the operations.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  The implementation of the turnaround and restructuring plan is expected to last through the second quarter of 2006.  As a result, the Company expects Southpark Community Hospital LLC to have losses until at least the end of second quarter of 2006.  Accordingly, management has mitigated future losses and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation (“Pacer”), a Florida corporation, has ten subsidiaries:

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

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (an Florida limited liability company formed on December 19, 2005),

•

Pacer Holdings of Lafayette, Inc. d/b/a Pacer Health Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005),

•

Pacer Holdings of Kentucky, Inc. (a Florida corporation formed on March 9, 2006), and

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006)

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase plus any prepayment penalties on the replacement bond.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676.  (See Note 3)

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; a non-urban hospital in Greensboro, Georgia; a skilled nursing facility in Greensboro, Georgia; and an urban hospital in Lafayette, Louisiana.  The Company is currently in the process of managing and acquiring an acute care facility in Barbourville, Kentucky.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes revenues in the period in which services are performed and billed to the patient or third party payor. Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s unaudited consolidated financial statements are recorded at the amount expected to be received.

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s unaudited consolidated statements of operations in the period of the change.

Management has recorded estimates for bad debt losses, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on Management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted. (See Note 4)

The Company participates in the Louisiana disproportionate share hospital (“DSH”) fund and the Georgia disproportionate share hospital fund (“ICTF”) related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facilities in Louisiana and Georgia become eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined and collectability is reasonably assured, the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii) Management Services

The Company recognizes management service fees as services are provided.

(D) Stock Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.   In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”).  MPA requires the Company to account for all new stock compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006,  the Company should recognize the compensation cost for that portion of the award the that requisite service was rendered on or after January 1, 2006.  The fair value for these awards is determined based on the grant-date.

(E) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income(loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the three months ended March 31, 2006 as discussed below.

At March 31, 2006, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no incremental effect of these warrants on diluted net loss per share in 2006 due to the Company’s net loss for the three months ended March 31, 2006.

Additionally, pursuant to the terms of certain employment agreements for two individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employee must provide services for one year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been issued and correspond to the employee’s current service period. As such, these shares are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123 for cliff vesting when recording the charges for services provided.

(F) Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions, which may affect the reporting and disclosure of these transactions.  Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Significant estimates in 2006 include contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, valuation of stock based compensation, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill and other long-lived assets, valuation of derivatives and an estimate of the deferred tax asset valuation allowance.

(G) Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

(H) Reclassifications

Certain amounts for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 Financial Statements.  The reclassifications had no effect on the net income for the three months ended March 31, 2006.

Note 3 Acquisitions and Goodwill

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of March 31, 2006 as follows:

Cash	$460,188
Accounts receivable, net	1,197,343
Supplies	262,685
Prepaid insurance	102,372
Fixed assets	731,107
Liabilities	(1,645,019)
Purchase Price	$1,108,676

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $1,400,000 as of March 31, 2006, which includes additional consideration of $900,000 in the three months ended March 31, 2006.  Additional contributions in the future will increase the purchase price.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Cash	$126,726
Accounts receivable, net	1,390,059
Inventory	120,000
Prepaid insurance and other current assets	142,356
Fixed assets	16,032,505
Goodwill	3,200,224
Liabilities	(19,611,870)
Purchase Price	$1,400,000

Goodwill (see adjustment below to acquired Goodwill relating to minority interest)	3,200,224
Minority interest portion of Goodwill charged to Additional Paid-In Capital	(720,090)
Goodwill recorded	$2,480,134

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPCH had occurred at January 1, 2004:

Period Ended
Year Ended December 31, 2005	Year Ended December 31, 2004

Net Revenues	$1,751,442	$0
Net (Loss) Income	$(3,521,542)	$(13,140)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2006 is as follows:

Patient accounts receivable	$11,562,053
Less: Allowance for contractual discounts	(4,422,916)
Less: Allowance for doubtful accounts	(4,160,206)
Patient Accounts Receivable, net	$2,978,931

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

During the three months ended March 31, 2006 and 2005, the Company recorded bad debt expense relating to its patient receivables of $1,542,399 and $571,014, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2006 is as follows:

Land	$449,671
Building and improvements	10,959,658

Equipment	5,390,500
Furniture & Fixtures	159,211
Less: accumulated depreciation	(521,587)
Property and Equipment, net	$16,437,453

Depreciation expense for the quarters ended March 31, 2006 and 2005 was $393,343 and $12,548, respectively.

As a result in the decrease in the assumed Medicare payable liability from the acquisition of MGBMH, the Company was required to reduce the value of certain property, plant and equipment of MGBMH in accordance with SFAS No. 141.  The amount of the reduction in the value of property, plant and equipment was $217,388.

Note 6 Loan Payable-Related Party

During the quarters ended March 31, 2006 and 2005, the Company received funds of $250,000 and $50,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Funds received in 2006 from the related party bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended March 31, 2006 and 2005, the Company repaid $16,529 and $250,000 of the outstanding amount. At March 31, 2006, the Company had reflected total loans payable to this individual of $249,500 and related accrued interest of $11,438.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On March 31, 2006, the Company had the following outstanding notes and loans payable:

Note payable dated April 29, 2005, original principal of $50,000, originally due September 29, 2005, extended indefinitely. Monthly finance charges at 3.0% (arrears rate of 3.45%) compounded and payable monthly until principal amount is paid.	$50,000
Note payable dated April 29, 2005, original principal of $50,000, one-time finance charge of 2%.	50,000
Financing loan (insurance) – original principal of $104,733, original term 12 months, interest rate 29.5%	7,818
Notes from Minority Interest Investors – original principal of $1,100,000	1,100,000
Construction loan (building) – original principal of $8,640,000, original term 120 months, annual interest rate 7.59%	8,444,895
Construction loan (equipment) – original principal of $ 2,984,345, original term 60 months, annual interest rate 7.59%	2,776,472
Revolving line of credit – original principal of $2,500,000, variable interest rate with initial rate at 7.75%	2,500,000
Various capital leases (medical equipment) – original principal of $2,426,214, original term 60 months, annual interest rate 7.59%.	1,929,044
Various capital leases (minor equipment) – original principal of $14,611, various interest rates	9,771

Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	16,519
Note payable dated March 28, 2006, original principal of $19,236	12,824
Insurance Note Payable dated January 2006, original principal of $47,348, maturity dated May 31, 2006.	17,757
Insurance Note Payable dated December 2005, original principal of $195,511, maturity dated October 2006.	119,069
Insurance Note Payable dated January 2006, original principal of $5,312, maturity dated October 2006.	3,181

Total Notes Payable	$17,037,350
Current Portion	$2,987,895
Long Term Portion	$14,049,455

Note 8 Medicare Payable

Medicare liabilities resulted primarily from our submission of a cost report for the standalone period March 22, 2004 to December 31, 2004 and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare (see Note 2(C)).  The Company has current Medicare liabilities of $1,359,151 and long term Medicare liabilities of $721,833.  The long term portion relates to two negotiated payment plans.

Note 9 Commitments and Contingencies

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by a former vendor.  The allegations against the Company and the Authority are breach of contract.  The lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of significant costs and damages which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10 Stockholders’ Deficiency

(A)

  Common Stock

On January 9, 2006, the Company issued 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

(B)

  Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the three months ended March 31, 2006 and 2005.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.

Note 11 Related Party Transactions

During the quarter ended March 31, 2006, the Company received funds of $250,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company and repaid $16,529 of the outstanding amount. At March 31, 2006, the Company had reflected total loans payable to this individual of $249,500 and related accrued interest of $11,438.

On March 9, 2006, the Company issued 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

MGBMH incurs a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

Note 12 Income Taxes

There was no income tax expense for the three months ended March 31, 2006 and 2005, due to the Company’s utilization of net operating loss carryforwards.

Note 13 Subsequent Events

On April 1, 2006, the Company executed a Securities Purchase Agreement with Cornell Capital Partners, L.P. (“Cornell”) whereby it would issue $2,000,000 of secured convertible debentures.  On April 1, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (a) $0.05 or (b) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.

On May 5, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (i) $0.05 or (ii) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be cashless exercised if the Registration Statement discussed below is not effective within 180 days.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement must be filed within 60 days of the initial funding date of April 1, 2006 and must become effective within 120 of the initial funding date.  If a deadline is not met, the Company shall accrue as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  The Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period").

 The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.  In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification.  In addition, all prior existing non-employee options or warrants (950,000) must be classified as liabilities for the same reason.   The Company recorded an embedded conversion options liability and warrant liability relating to 35,000,000 warrants at the April 1, 2006 funding date with a debt discount.  In addition, the fair value of 950,000 existing warrants was reclassified to warrant liabilities from stockholders’ equity at the funding date.

.

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

Our principal offices are located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 828-7660.  Our website is www.pacerhealth.com.

No material part of our revenues were derived outside of the United States in the three months ended March 31, 2006, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying unaudited consolidated financial statements.

Acquisitions

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase plus any prepayment penalties on the replacement bond.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our unaudited consolidated financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

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

Significant estimates in 2006 include contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of stock based compensation, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill and other long-lived assets, valuation of derivatives and an estimate of the deferred tax asset valuation allowance.

Intangible Assets

Intangible assets at March 31, 2006 consisted of goodwill equal to $3,696,452 which is the result of our acquisition of South Cameron Memorial Hospital and Southpark Community Hospital. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.   In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”).  MPA requires the Company to account for all new stock compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006,  the Company should recognize the compensation cost for that portion of the award the that requisite service was rendered on or after January 1, 2006.  The fair value for these awards is determined based on the grant-date.

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

 (i)

Revenues from Hospital Services

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s unaudited consolidated financial statements are recorded at the amount expected to be received.

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its unaudited consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s unaudited consolidated statements of operations.

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

(ii)

Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2006 is as follows:

Patient accounts receivable	$11,562,053
Less: Allowance for contractual discounts	(4,422,916)
Less: Allowance for doubtful accounts	(4,160,206)
Patient Accounts Receivable, net	$2,978,931

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

During the three months ended March 31, 2006 and 2005, the Company recorded bad debt expense relating to its patient receivables of $1,542,399 and $571,014, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three Months Ended March 31, 2006 and 2005.

Net Revenue

Net revenues for continuing operations for the three months ended March 31, 2006 and 2005, were $6,946,835 and $2,510,551,   The increase in revenue was primarily due our acquisition of Minnie G. Boswell Memorial Hospital and Southpark Community Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended March 31, 2006 and 2005, were $8,310,589 and $2,494,959, respectively.  Operating expenses increased primarily due to the acquisition of Minnie G. Boswell Memorial Hospital and Southpark Community Hospital.  We expect operating expenses to go down as a result of our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended March 31, 2006, operating expenses consisted principally of $3,012,265 in salaries, wages and benefits, $1,212,658 in contract labor, $885,307 in medical supplies, $181,233 in insurance expenses, $171,559 in rent expenses, $228,656 of professional fees, $393,343 in depreciation, $1,542,399 in bad debt expenses and $197,956 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended March 31, 2006 and 2005 was $(340,873) and $6,721, respectively.  Other income/(expense) consisted primarily of $65,100 of gain on the disposal of assets and $10,615 of other income.  Interest expense for the three months ended March 31, 2006 and

2005 was $416,588 and $16,969, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods.

Net Income/(Loss)

Our net income/(loss) before discontinued operations for the three months ended March 31, 2006 and 2005 was $(1,704,627) and $8,870, respectively.  The decrease in net income is primarily the result of the additional expenses incurred as a result of our acquisition of Minnie G. Boswell Memorial Hospital and Southpark Community Hospital.

Liquidity And Capital Resources

We had cash on hand equal to $244,207 at March 31, 2006.  Net cash used in operating activities during the three month period ended March 31, 2006 was $466,588, compared to net cash used in operations of $328,585 in operating activities for the same period for 2005.  During the three months ended March 31, 2006, the net cash used was mainly the result of the net loss from operations of $1,704,627, an increase in patient receivables to $1,476,103, a disbursement of the $575,000 escrow held (net of $81,000 in additional insurance proceeds) and repayments of the Medicare payable of $72,870 offset primarily by bad debt expense of $1,542,399, depreciation of $393,343, an increase in accounts payable of $978,280 and an increase in accrued wages of $314,445.

Net cash used in investing activities was $375,217 for the three months ended March 31, 2006, compared to cash used of $54,110 for the same period for 2005.  Net cash used in investing activities during the three months ended March 31, 2006 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $112,667, issued a deposit in the amount of $12,550 for equipment purchases and issued a deposit for the Knox County Hospital acquisition in the amount of $250,000.

Net cash used in financing activities was $133,213 for the three months ended March 31, 2006, compared to $551,018 used in the same period for 2005.  Net cash used in financing activities during the three months ended March 31, 2006 was primarily attributable to the repayments of $16,529 for related party loans, proceeds of $250,000 from a related party loan, proceeds of $50,000 from notes payable, $150,842 in notes payable repayments, $272,298 in loan repayments, $112,209 in capitalized lease payments and the Company had a cash overdraft of $149,465.

The Company believes that cash flows from operating activities and from issuances of debt and common stock will provide adequate funds to meet the ongoing cash requirements of our existing business over the next twelve months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

On April 1, 2006, the Company executed a Securities Purchase Agreement with Cornell Capital Partners, L.P. (“Cornell”) whereby it would issue $2,000,000 of secured convertible debentures.  On April 1, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (a) $0.05 or (b) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.

On May 5, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (i) $0.05 or (ii) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be cashless exercised if the Registration Statement discussed below is not effective within 180 days.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement must be filed within 60 days of the initial funding date of April 1, 2006 and must become effective within 120 of the initial funding date.  If a deadline is not met, the Company shall accure as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  The Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period").

The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.  In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification.  In addition, all prior existing non-employee options or warrants (950,000) must be classified as liabilities for the same reason.   The Company recorded an embedded conversion options liability and warrant liability relating to 35,000,000 warrants at the April 1, 2006 funding date with a debt discount.  In addition, the fair value of 950,000 existing warrants was reclassified to warrant liabilities from stockholders’ equity at the funding date.

Item 3.  Controls and Procedures

(A)

Evaluation Of Disclosure Controls And Procedures

Pacer Health Corporation’s Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of Pacer Health Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, Pacer Health Corporation disclosure controls and procedures were adequate and effective to ensure that material information relating to Pacer Health Corporation that is required to be disclosed by Pacer Health Corporation in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pacer Health Corporation’s management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

(B)

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of Pacer Health Corporation’s internal controls during the Company’s last fiscal quarter, Pacer Health Corporation’s  Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to Pacer Health Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with its acquisition of Minnie G. Boswell Memorial Hospital, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by a former vendor.  The allegations against the Company and the Authority are breach of contract.  The lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of significant costs and damages which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2006, the Company issued 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003

2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.

10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Securities Purchase Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.14	Investor Registration Rights Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.15	Secured Convertible Debenture, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004

10.16	Amended and Restated Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.17	Form of Subsidiary Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.18	Insider Pledge and Escrow Agreement, dated effective April 1, 2006, by and among Rainier Gonzalez, the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.19	Warrant, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.20	Irrevocable Transfer Agent Instructions, dated effective April 1, 2006, between and among the Company, Cornell Capital Partners, LP and Transfer Agent	Incorporated by Reference to Form 8-K filed on April 7, 2004
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Small Business Issuer	Provided Herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided Herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided Herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided Herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided Herewith

(b)

Reports on Form 8-K:

On February 8, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into an interim management and acquisition agreement for Knox County Hospital in Barbourville, Kentucky.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2006	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: May 22, 2006	PACER HEALTH CORPORATION

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

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (an Florida limited liability company formed on December 19, 2005),

•

Pacer Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005),

•

Pacer Holdings of Kentucky, Inc. (a Florida corporation formed on March 9, 2006) and

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006)

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this form 10-QSB for the three months ended March 31, 2006 of Pacer Health Corporation;

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

Date: May 22, 2006	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this form 10-QSB for the three months ended March 31, 2006 of Pacer Health Corporation;

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

Date: May 22, 2006	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 22, 2006	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date May 22, 2006	By: /s/ J. Antony Chi
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

4