Form 10QSB
period 2006-06-30
PACER HEALTH CORP
filed 2006-08-22
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended June 30, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No X

As of August 20, 2006, the issuer had 573,126,246 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ___ No X

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

23

Item 3.  Controls and Procedures ..

32

PART II.  OTHER INFORMATION

33

Item 1.  Legal Proceedings.

33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

33

Item 3.  Defaults Upon Senior Securities ..

34

Item 4.  Submission of Matters to a Vote of Security Holders.

34

Item 5.  Other Information.

34

Item 6.  Exhibits and Reports on Form 8-K ..

34

SIGNATURES

38

Certifications

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS

June 30,
2006
Current Assets
Cash	$74,185
Patient accounts receivable, net	3,494,552
Inventory	569,566
Prepaid Expenses	212,377
Other receivable, net	58,235
Total Current Assets	4,408,915

Property and equipment, net	16,403,417

Other Assets
Deposits	26,891
Debt issue costs, net	48,435
Deposit for future acquisition	254,000
Goodwill, net	4,646,452
Total Other Assets	4,975,778

Total Assets	$25,788,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$4,160,546
Cash overdraft	391,067
Settlements payable	262,500
Accrued wages	1,204,842
Accrued interest payable	39,178
Accrued professional fees	40,550
Accrued rent	2,675
Accrued liabilities, related party	13,152
Accrued expenses	377,680
Patient Deposits	25,864
Notes Payable, current portion	196,099
Medicare payable, current portion	1,103,246
Investor note payables	1,100,000

Line of credit	2,500,000
Capitalized lease obligations, current portion	197,049
Loan payable –related party	409,500
Accrued interest payable – related party	11,238
Loans payable, current portion	1,164,002
Warrant liability	792,629
Embedded conversion option liability	1,880,195
Total Current Liabilities	15,872,012

Long Term Liabilities
Loans payable, net of current portion	10,315,967
Convertble debenture, net of debt discount of $1,854,787	145,213
Capitalized lease obligations, net of current portion	1,671,253
Medicare payable, net of current portion	1,217,661
Notes payable, net of current portion	13,184
Total Long Term Liabilities	13,363,278

Total Liabilities	29,235,290

Commitments and Contingencies	-

Minority Interest in Consolidated Subsidiary Company	--

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
573,126,246 issued and outstanding	57,312
Additional paid in capital	4,026,197
Accumulated deficit	(7,515,689)
(3,432,180)
Less: Deferred compensation	(15,000)
Total Stockholders' Equity (Deficiency)	(3,447,180)

Total Liabilities and Stockholders' Equity (Deficiency)	$25,788,110

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Patient services revenues, net	$5,427,954	$1,080,104	$12,374,789	$2,843,520
Management services fees	-	300,000	-	600,000
Total Revenues	5,427,954	1,380,104	12,374,789	3,443,520

Operating Expenses
Advertising	31,089	1,462	102,060	2,119
Bad debt expense	463,004	200,311	2,005,403	324,190
Contract labor	1,222,148	356,376	2,434,806	623,934
Depreciation	557,808	15,341	951,151	27,889
Insurance	259,448	88,533	440,681	162,841
Loan fee	9,991	-	13,463	15,000
Medical Supplies	878,349	238,622	1,763,656	434,431
Patient Expenses	10,924	37,855	85,615	79,450
Professional fees	269,188	47,680	497,844	144,268
Rent	210,957	165,092	382,516	297,861
Repairs and Maintenance	70,276	3,699	110,622	16,518
Salaries and wages	3,127,590	975,903	6,139,855	1,890,538
Travel	160,751	1,178	307,527	29,842
Utilities	134,268	7,137	283,225	43,301
General and administrative	186,655	126,694	384,611	221,525
Total Operating Expenses	7,592,446	2,265,883	15,903,035	4,313,707

Net Loss from Operations	(2,164,492)	(885,779)	(3,528,246)	(870,187)

Other Income (Expense)
Other Income / (Expense)	6,854	49	17,469	297
Gain on debt settlement	-	-	-	10,000
Gain on disposal of assets	-	-	65,100	-
Realized Gain/(Loss) on
Securities	-	16,217	-	16,217
Unrealized Gain/(Loss) on
Securities	-	67,400	-	67,400
Finance Charges	(9,029)	(31,000)	(9,029)	(31,000)
Change in fair market value of
Derivatives	(897,896)	-	(897,896)	-
Interest expense	(462,431)	(13,345)	(879,019)	(30,314)
Total Other Income /
(Expense), net	(1,362,502)	39,321	(1,703,375)	32,600

Net Income/(Loss)	$(3,526,994)	$(846,459)	$(5,231,621)	$(837,588)

Net Income/(Loss) Per Share -
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	573,126,246	565,385,759	573,121,274	565,304,445

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(5,231,621)	$(837,587)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Bad debt expense	2,005,403	324,190
Depreciation	951,151	27,889
Amortization of debt discount	133,533	-
Gain on debt settlement	-	(10,000)
Proceeds from Sale of Trading Securities	-	16,217
Realized Gain on Securities	-	(16,217)
Unrealized Gain on Securities	-	(67,400)
Amortization of stock based expenses	45,000	19,380
Stock issued for services	1,500	20,358
Change in fair market value of derivatives	897,896	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(2,454,728)	(336,477)
Management fee receivable, net	-	(222,678)
Other receivables	(58,242)	-
Supplies Inventory	(64,845)	-
Prepaids and other current assets	260,959	-
Increase (decrease) in:
Accounts payable	1,039,550	(91,453)
Settlements payable	(3,000)	(234,757)
Accrued interest payable	42,047	(5,370)
Accrued wages payable	564,624	170,874
Accrued expenses	(95,262)	22,996
Accrued rent	428	2,247
Accrued professional fees	40,550	20,985
Escrow	(575,000)	-
Medicare payable	167,052	779,136
Other current liabilities	18,267	-
Net Cash Provided by/(Used in) Operating Activities	(2,314,738)	(417,667)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(130,617)	(66,721)
Deposit held for future acquisition	(254,000)	-
Deposit for equipment purchase	(12,550)	-
Net Cash Provided by/(Used in) in Investing Activities	(397,167)	(66,721)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	710,000	50,000
Repayments of loan payable - related party	(316,529)	(264,000)
Proceeds from issuance of convertible debenture	2,000,000	-
Cash overdraft	391,067	-

Debt lender fees	(215,000)	-
Debt issue costs	(52,242)	-
Repayments of loans payable	(549,798)	-
Repayments of capitalized lease obligations	(183,171)	-
Minority interest capital contribution	31,700	-
Repayments of note payable	(329,440)	(50,000)
Proceeds from note payable	80,278	75,000
Repayment of advances	-	(301,018)
Net Cash Provided by/(Used in) Financing Activities	1,566,865	(490,018)

Net Increase/(Decrease) in Cash	(1,145,040)	(974,406)

Cash, Beginning of Period	$1,219,225	$1,023,028

Cash, End of Period	$74,185	$48,622

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$799,751	$35,683
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of Note Payable for Insurance Policies	$358,881	$-
Issuance of Note Payable for Equipment	$12,824	$-
Issuance of Note Payable for Land	$505,822	$-
Derivative liabilities recorded as debt discount	$1,142,313	$-
Warrant issued recorded as debt discount	$627,200	$-
Reclass of fair value of warrant from equity to liability	$5,415	$-

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006

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

At June 30, 2006, the Company had a working capital deficit of $11,630,097.  For the six months ended June 30, 2006, the Company had a net loss of $5,231,621 and a negative cash flow from operations of $2,314,738.  This loss is primarily the result of our acquisition of the majority interest of Southpark Community Hospital LLC and a change in fair value of derivatives of $897,896.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the six months ended June 30, 2006, Southpark Community Hospital LLC incurred a loss of $3,202,407.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $3,202,407 to our consolidated statement of operations instead of 60% of the stated loss.  The loss is primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated due to the start-up nature of the operations.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  The implementation of the turnaround and restructuring plan is expected to last through the fourth quarter of 2006.  As a result, the Company expects Southpark Community Hospital LLC to have losses and cash used in operations until at least the end of 2006.  Accordingly, management does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (a Florida limited liability company formed on December 19, 2005),

•

Pacer Holdings of Lafayette, Inc. d/b/a Pacer Health Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005),

•

Pacer Holdings of Kentucky, Inc. (a Florida corporation formed on March 9, 2006), and

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006)

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  This lease will be effective at a future date when Knox County issues certain replacement bonds and the lease term will coincide with the term of the replacement bonds.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase plus any prepayment penalties on the replacement bond.  Under the Agreement, the Company was required to provide a deposit of $250,000 into escrow which is reflected in the accompanying consolidated financial statements as “deposit for future acquisition. The Agreement contains a break up fee provision whereby if through no fault of Knox County or the hospital, the Company terminates the Agreement and all discussions regarding the Lease and Operating Agreement, then the Company shall pay a breakup fee of $750,000.  The $250,000 deposit will be applied to the breakup fee.  If through no fault of Pacer, by September 1, 2006 Knox County fails to issue the replacement bonds or terminates the agreement, then Knox County shall pay a breakup fee of from $500,000 to 750,000 to the Company.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676.  (See Note 3)

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; a non-urban hospital in Greensboro, Georgia; a skilled nursing facility in Greensboro, Georgia; and an urban hospital in Lafayette, Louisiana.  The Company is currently in the process of managing and acquiring an acute care facility in Barbourville, Kentucky.  The Company is also in the process of executing a sale-leaseback of certain of its assets in Georgia, which will include a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (See Note 14) The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

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

(E) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the six months ended June 30, 2006 as discussed below.

At June 30, 2006, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no incremental effect of these warrants on diluted net loss per share in 2006 due to the Company’s net loss for the six months ended June 30, 2006.

Additionally, pursuant to the terms of certain employment agreements for two individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employees must provide services for one year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been issued and correspond to the employees’ current service period. As such, these shares are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123(R) for cliff vesting when recording the charges for services provided.

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

(H) Reclassifications

Certain amounts for the six months ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 Financial Statements.  The reclassifications had no effect on the net income for the six months ended June 30, 2005.

Note 3 Acquisitions and Goodwill

On September 1, 2005 (“Acquisition Date”), the Company completed its acquisition of Minnie G. Boswell Memorial Hospital (“MGBMH”).  Under the terms of the acquisition agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities.  At the Acquisition Date, MGBMH was a provider of healthcare services with a primary focus on hospitals and nursing homes.  MGBMH owns and operates a non-urban hospital and nursing home.  The Company operates this hospital doing business as Minnie G. Boswell Memorial Hospital.

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of June 30, 2006 as follows:

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,350,000 as of June 30, 2006, which includes additional consideration of $1,850,000 in the six months ended June 30, 2006.  The purchase price as of June 30, 2006 of $2,350,000 was increased from the purchase price of $500,000 as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  Additional amounts paid up to $150,000 in the future will increase the purchase price as it will represent additional consideration paid by the Company for the acquisition of its sixty percent equity portion.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Cash	$126,726
Accounts receivable, net	1,390,059
Inventory	120,000
Prepaid insurance and other current assets	142,356
Fixed assets	16,032,505
Goodwill	4,150,224
Liabilities	(19,611,870)

Purchase Price	$2,350,000

Goodwill (see adjustment below to acquired Goodwill relating to minority interest)	4,150,224
Minority interest portion of Goodwill charged to Additional Paid-In Capital	(720,090)
Goodwill recorded	$3,430,134

The above purchase price allocation constitutes 100% of the fair value of the total assets and liabilities of SPCH with the exception of goodwill where the minority interest 40% portion was allocated to consolidated equity as a charge to additional paid in capital.  Since the purchase price of $2,350,000 exceeded the fair value of the net assets identified, goodwill of $3,430,124 was recognized net of the minority interest portion of $720,090.  There is no minority interest since the Company acquired net liabilities.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPCH had occurred at January 1, 2004:

	Period Ended
	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$1,751,442	$0
Net (Loss) Income	$(3,521,542)	$(13,140)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.   Furthermore, the operations of SPCH did not begin admitting patients until August 2005.  Accordingly, there is no patient revenue in 2004.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2006 is as follows:

Patient accounts receivable	$12,662,215
Less: Allowance for contractual discounts	(4,442,715)

Less: Allowance for doubtful accounts	(4,724,948)
Patient Accounts Receivable, net	$3,494,552

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

During the three and six months ended June 30, 2006, the Company recorded bad debt expense of $463,004 and $2,005,403, respectively.  During the three and six months ended June 30, 2005, the Company recorded bad debt expense of $200,311 and $324,190, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  The Company also incurred a bad debt expense of $25,995 and $74,226 during the three and six months ended June 30, 2005, respectively, in relation to its management fees receivable due from the Greene County Hospital Authority for its management of Minnie G. Boswell Memorial Hospital prior to its acquisition by the Company.  As a result of the offset of the management fee receivable against the purchase price for the acquisition of Minnie G. Boswell Memorial Hospital, the Company recognized a recovery of bad debt expense of $205,476 for the year ended December 31, 2005.  (See Note 3)

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2006 is as follows:

Land	$958,450
Building and improvements	10,959,660
Construction in Progress	8,500
Equipment	5,390,495
Furniture & Fixtures	165,707
Less: accumulated depreciation	(1,079,395)
Property and Equipment, net	$16,403,417

Depreciation expense for the three and six months ended June 30, 2006 was $557,808 and $951,151, respectively.  Depreciation expense for the three and six months ended June 30, 2005 was $15,341 and $27,889, respectively.

As a result of the decrease during the three months ended March 31, 2006 in the initial estimate of the assumed Medicare payable liability from the acquisition of MGBMH, the Company was required to reduce the purchase price allocation of value to certain property, plant and equipment of MGBMH in accordance with SFAS No. 141.  The amount of the reduction in the value of property, plant and equipment was $217,388.  This revised allocation is reflected in Note 3.

Note 6 Loan Payable-Related Party

During the three and six months ended June 30, 2006, the Company received funds of $460,000 and $710,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Funds received in 2006 from the related party bear a flat interest rate of three percent (3%) and have no due date.  During the three and six months ended June 30, 2006, the Company repaid $300,000 and $316,529 of the outstanding amount. At June 30, 2006, the Company had reflected total loans payable to this individual of $409,500 and related accrued interest of $11,238.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On June 30, 2006, the Company had the following outstanding notes and loans payable:

Note payable dated April 29, 2005, original principal of $50,000, originally due September 29, 2005, extended indefinitely. Monthly finance charges at 3.0% (arrears rate of 3.45%) compounded and payable monthly until principal amount is paid.	$50,000
Notes from Minority Interest Investors – original principal of $1,100,000	1,100,000
Construction loan (building) – original principal of $8,640,000, original term 120 months, annual interest rate 7.59%	8,295,302
Construction loan (equipment) – original principal of $ 2,984,345, original term 60 months, annual interest rate 7.59%	2,648,567
Revolving line of credit – original principal of $2,500,000, variable interest rate with initial rate at 7.75% Matures October 2006	2,500,000
Various capital leases (medical equipment) – original principal of $2,426,214, original term 60 months, annual interest rate 7.59%.	1,860,377
Various capital leases (minor equipment) – original principal of $14,611, various interest rates	7,925
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	15,884
Note payable dated March 28, 2006, original principal of $19,236	12,824
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity	536,100
Insurance Note Payable dated January 2006, original principal of $88,570, maturity dated January 2007.	60,719
Insurance Note Payable dated December 2005, original principal of $195,511, maturity dated October 2006.	68,038
Insurance Note Payable dated January 2006, original principal of $5,312, maturity dated October 2006.	1,818

Total Notes Payable	$17,157,554

Current Portion	$5,157,150
Long Term Portion	$12,000,404

Maturities of the Company’s debt at June 30, 2006 were as follows:

2007	$1,668,544
2008	1,658,045
2009	1,708,683
2010	1,831,882
2011	1,292,027
Thereafter	8,998,373

$17,157,554

Note 8 Medicare Payable

Medicare liabilities resulted primarily from our submission of a cost report for the standalone period March 22, 2004 to December 31, 2004, in the amount of $641,099, and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare (see Note 2(C)).  The Company has current Medicare liabilities of $1,103,246 and long term Medicare liabilities of $1,217,661.  The long term portion relates to two negotiated payment plans from our Cameron / Lake Charles, Louisiana facility.

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates except for our critical access acute care facility in Greensboro, Georgia and our geriatric psychiatric facility in Lake Charles, Louisiana, which is reimbursed on a reasonable cost method. The differences between the established billing rates (i.e., gross charges) and the actual reimbursement rates are recorded as contractual discounts and deducted from gross charges.

For our critical access acute care facility in Greensboro, Georgia and our geriatric psychiatric facility in Lake Charles, Louisiana, there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

Our Lake Charles, Louisiana facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003 and 2004.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004
Principal Outstanding at June 30, 2006	$203,517	$655,529
Monthly Payment Amount	$17,550	$17,873
Maturity Date	July 2007	May 2010

Note 9 Commitments and Contingencies

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by Alliance Emergency Group (“Alliance”) in the Superior Court of Dekalb County, Georgia.  The allegations against the Authority are breach of contract in which the Authority specifically contracted Alliance to provide emergency room medical services and doctors and then failed to pay Alliance for services rendered.  Alliance is seeking approximately $142,000 in unpaid bills, related interest and attorney’s fees.  As of June 30, 2006, the lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  We currently cannot assess the outcome of the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of costs and damages which could have an adverse effect on the Company’s results of operations, financial condition and cash flows.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to a potential “breakup fee” of $750,000 relating to an Agreement with Knox County as discussed in Note 2.

Note 10 Convertible Debentures

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses  of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  As of June 30, 2006, the Company has amortized $3,114 of debt issue costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  As of June 30, 2006, the Company has amortized $9,443 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  As of June 30, 2006, the Company has amortized $692 of debt issue costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  As of June 30, 2006, the Company has amortized $4,836 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

 The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.  In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification.  In addition, all prior existing non-employee options or warrants (950,000) must be classified as liabilities for the same reason.   The Company recorded an embedded conversion options liability and warrant liability relating to 35,000,000 warrants at the April 1, 2006 funding date with a debt discount.  In addition, $5,415 of the fair value of 950,000 existing warrants was reclassified to warrant liabilities from stockholders’ equity at the funding date.

The following table summarizes the assets and liabilities recorded in conjunction with the issuance of the convertible debentures at the respective issuance dates:

	Convertible Debenture Issued April 1, 2006	Convertible Debenture Issued May 5, 2006
Principal liability	1,000,000	1,000,000
Debt issue costs	37,923	14,319
Debt discount from lender fees	115,000	100,000
Debt discount from embedded conversion option	257,800	884,513
Debt discount from warrants issued with convertible debenture	627,200	-
Initial embedded convertible option liability	257,800	884,513
Initial warrant liability	627,200	-
Initial warrant liability reclassed from equity	5,415	-

The change in fair value recognized as other income (expense) of the embedded conversion option and warrant liabilities from the issuance dates to June 30, 2006 were $737,882 and $160,014.

Note 11 Stockholders’ Deficiency

(A)

  Common Stock

On January 9, 2006, the Company issued 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

(B)

  Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the six months ended June 30, 2006 and 2005.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  (See Note 10 for reclassification of $5,415 of fair value of these warrants to a liability.)

Note 12 Related Party Transactions

During the three and six months ended June 30, 2006, the Company received funds of $460,000 and $710,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. During the three and six months ended June 30, 2006, the Company repaid $300,000 and $316,529 of the outstanding amount. At June 30, 2006, the Company had reflected as a current liability total loans payable to this individual of $409,500 and related accrued interest of $11,238.

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

Note 13 Income Taxes

There was no income tax expense for the three and six months ended June 30, 2006 and 2005, due to the Company’s utilization of net operating loss carryforwards.

Note 14 Subsequent Events

On July 3, 2006, the Company entered into a letter of intent to enter into a  sale-leaseback transaction of its real and personal assets, excluding cash and cash equivalents, accounts receivables, supplies and inventory in Greensboro, Georgia for an aggregate purchase price of $2,600,000 in cash.  In conjunction with the sale-leaseback, the Company will sell its skilled nursing facility operation.  In connection with the proposed transaction, the Purchaser would enter into a short-term operating lease with the Company whereby the Purchaser would lease the real property comprising of the hospital back to the Company pursuant to a five (5) year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six (36) months if the Company provides the Purchaser with ninety (90) days written notice prior to such 36th month.  As lessor, the Purchaser would take a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  The Purchaser would also require the Company to guarantee the performance of the Company’s obligations under the lease.  If the Purchaser effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then Purchaser agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the Securities and Exchange Commission and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2005 and the following:

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

No material part of our revenues were derived outside of the United States in the six months ended June 30, 2006, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company will lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  This lease will be effective at a future date when Knox County issues certain replacement bonds and the lease term will coincide with the terms of the replacement bonds.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease KCH and the real estate of KCH for a period of three years at a rate of $1,100,000 per year until June 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement is renewable twice at the option of the Company and grants to the Company a purchase option.  The purchase price will be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase.  Under the Agreement, the Company was required to provide a deposit of $250,000 into escrow which is reflected in the accompanying consolidated financial statements as “deposit for future acquisition. The Agreement contains a break up fee provision whereby if through no fault of Knox County or the hospital, the Company terminates the Agreement and all discussions regarding the Lease and Operating Agreement, then the Company shall pay a breakup fee of $750,000.  The $250,000 deposit will be applied to the breakup fee.  If through no fault of Pacer, by September 1, 2006 Knox County fails to issue the replacement bonds or terminates the agreement, then Know County shall pay a breakup fee of from $500,000 to 750,000 to the Company.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our unaudited consolidated financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation of derivatives, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

Intangible Assets

Intangible assets at June 30, 2006 consisted of goodwill of $4,646,452 which is the result of the acquisitions of SCMH, MGBMH and Southpark. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounts for stock based compensation under the provisions of SFAS No.  123, "Accounting for Stock Based Compensation".  For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company’s common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the six months ended June 30, 2006 and 2005, there were no grants of stock options to either employees or non-employees.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the six months ended June 30, 2006 and 2005, the Company issued 100,000 and 3,000,000 shares of common stock, respectively, to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 for employee bonuses during the six months ended June 30, 2005. 8,000,000 shares that were issued during the six months ended June 30, 2005 were surrendered, cancelled and available for future reissuance.

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

(i) Hospital Operations

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

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2006 is as follows:

Patient accounts receivable	$12,662,215

Less: Allowance for contractual discounts	(4,442,715)
Less: Allowance for doubtful accounts	(4,724,948)
Patient Accounts Receivable, net	$3,494,552

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

During the three and six months ended June 30, 2006, the Company recorded bad debt expense of $463,004 and $2,005,403, respectively.  During the three and six months ended June 30, 2005, the Company recorded bad debt expense of $200,311 and $324,190, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  The Company also incurred a bad debt expense of $25,995 and $74,226 during the three and six months ended June 30, 2005, respectively, in relation to its management fees receivable due from the Greene County Hospital Authority for its management of Minnie G. Boswell Memorial Hospital prior to its acquisition by the Company.  As a result of the offset of the management fee receivable against the purchase price for the acquisition of Minnie G. Boswell Memorial Hospital, the Company recognized a recovery of bad debt expense of $205,476 for the year ended December 31, 2005.

Results Of Operations For The Three Months Ended June 30, 2006 and June 30, 2005.

Net Revenue

Net revenues for continuing operations for the three months ended June 30, 2006 and 2005, were $5,427,954 and $1,380,104, comprised of patient service revenues of $5,427,954 and $1,080,104 and management services fees $0 and $300,000, respectively.  The increase in revenue was primarily due to the acquisition of MGBMH and Southpark offset by a settlement of our Medicare liability for MGBMH for the year ended December 31, 2005 based on the submitted Medicare cost report. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended June 30, 2006 and 2005, were $7,592,446 and $2,265,883, respectively.  Operating expenses increased primarily due to the acquisition of MGBMH and Southpark.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the near future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended June 30, 2006, operating expenses consisted principally of $3,127,590 in salaries, wages and benefits, $463,004 in bad debt expenses, $1,222,148 in contract labor, $557,808 in depreciation, $259,448 in insurance expenses, $878,349 in medical supplies, $269,188 of professional fees, $210,957 in rent expenses and $603,952 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended June 30, 2006 and 2005 was $(1,362,502) and $39,321.  Other income consisted primarily of $6,854 of other income offset against $9,029 of finance charges and a loss on the change of fair market value of derivatives related to the convertible debenture  of $897,896.  Interest expense for the three months ended June 30, 2006 and 2005 was $462,431 and $13,345, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $449,086 for the three months ended June 30, 2006 as compared to the same period in 2005 primarily as a result of our acquisition of Southpark and amortization of debt discount related to our 2006 debt financing.

Net Loss

Our net loss for the three months ended June 30, 2006 was $3,526,994, as compared to a net loss for the three months ended June 30, 2005 of $846,459.  The increase in net loss is primarily the result of our settlement of our acquisition of Southpark and the recognition of a change in the fair market value of derivatives related to the convertible debenture of $897,896.  During the three months ended June 30, 2006, Southpark had a net loss of $1,550,797.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $1,550,797 to our consolidated statement of operations instead of 60% of the stated loss.

Results Of Operations For The Six Months Ended June 30, 2006 and June 30, 2005.

Net Revenue

Net revenues for continuing operations for the six months ended June 30, 2006 and 2005, were $12,374,789 and $3,443,520, comprised of patient service revenues of $12,374,789 and $2,843,520 and management services fees of $0 and $600,000, respectively.  The increase in revenue was primarily due to the acquisition of MGBMH and Southpark offset by a settlement of our Medicare liability for MGBMH for the year ended December 31, 2005 based on the submitted Medicare cost report. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the six months ended June 30, 2006 and 2005, were $15,903,035 and $4,313,707, respectively.  Operating expenses increased primarily due to the acquisition of MGBMH and Southpark.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the near future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  In the first six months ended June 30, 2006, operating expenses consisted principally of $6,139,855 in salaries, wages and benefits, $2,005,403 in bad debt expenses, $2,434,806 in contract labor, $951,151 in depreciation, $440,681 in insurance expenses, $1,763,656 in medical supplies, $497,844 of professional fees, $382,516 in rent expenses and $1,287,123 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the six months ended June 30, 2006 and 2005 was $(1,703,3759) and $32,600.  Other income consisted primarily of $65,100 in gain on disposal of assets and $17,469 of other income offset against $9,029 in finance charges and a loss on the change of fair market value of derivatives related to the convertible debenture of $897,896.  Interest expense for the six months ended June 30, 2006 and 2005 was $879,019 and $30,314, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $848,705 for the six months ended June 30, 2006 as compared to the same period in 2005 as a result of our acquisition of Southpark and amortization of debt discounts related to our 2006 debt financing.

Net Loss

Our net loss for the six months ended June 30, 2006 was $5,231,621, as compared to a net loss for the six months ended June 30, 2005 of $837,588.  The increase in net loss is primarily the result of our settlement of our acquisition of Southpark and the recognition of a change in fair value of derivatives related to the convertible debentures of $897,896.  During the six months ended June 30, 2006, Southpark had a net loss of $3,202,407.  As a result of the value of the minority interest being $0, we are required to allocate the entire loss of $3,202,407 to our consolidated statement of operations instead of 60% of the stated loss.

Liquidity And Capital Resources

We had cash on hand of $74,185 at June 30, 2006.  Net Cash used in operating activities during the six month period ended June 30, 2006 was $2,314,738, compared to net cash provided by operations of $417,667 in operating activities for the same period a year earlier.  During the six months ended June 30, 2006, the net cash used was mainly the result of an increase in patient receivables to $2,454,728,  increase in non-patient receivables of $58,242, increase of supplies inventory of $64,845, offset primarily by an increase in account payable of $1,039,550, increase in accrued wages of $564,624, decrease in prepaid expenses of $260,959, increase in Medicare payable of $167,052, change in fair market value of derivatives related to the convertible debenture of $897,896 and bad debt expense and depreciation expense of $2,005,403 and $951,151, respectively.

Net Cash used in investing activities was $397,167 for the six months ended June 30, 2006, compared to $66,721 for the same period in 2004.  Net cash used in investing activities during the six months ended June 30, 2006 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $130,617, placed a deposit for the healthcare facility in Knox County for $254,000 and had deposits on equipment for $12,550 which was then offset against a cash overdraft of $391,067.

Net Cash provided in financing activities was $1,566,865 for the six months ended June 30, 2006, compared to cash used of $490,018 in the same period for 2005.  Net cash provided in financing activities during the six months ended June 30, 2006 was primarily attributable to the issuance of convertible debentures (net of related expenses) to Cornell Capital Partners, L.P. for $1,750,844 which had a related accrual of embedded conversion option liability of $2,672,824 and proceeds of $710,000 from related party loans offset primarily by repayments of $316,529 for related party loans, repayments of $549,798 for loans payable, repayments of $183,171 for capitalized lease obligations, repayments of $329,440 for notes payable.

The Company believes that future cash flows from operating activities and from issuances of debt and common stock will provide adequate funds to meet the ongoing cash requirements of its existing business over the next 12 months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by Alliance Emergency Group (“Alliance”) in the Superior Court of Dekalb County, Georgia.  The allegations against the Authority are breach of contract in which the Authority specifically contracted Alliance to provide emergency room medical services and doctors and then failed to pay Alliance for services rendered.  Alliance is seeking approximately $142,000 in unpaid bills, related interest and attorney’s fees.  As of June 30, 2006, the lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  We currently cannot assess the outcome of the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of costs and damages which could have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Dated: August 20, 2006	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: August 20, 2006	PACER HEALTH CORPORATION

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

•

Pacer Health Management Corporation of Georgia (a Georgia corporation formed on June 28, 2004),

•

Pacer Holdings of Arkansas, Inc. (a Florida corporation formed on October 26, 2004),

•

Pacer Health Management of Florida LLC (a Florida limited liability company formed on December 19, 2005),

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

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this form 10-QSB for the six months ended June 30, 2006 of Pacer Health Corporation;

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

Date: August 20, 2006	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this form 10-QSB for the six months ended June 30, 2006 of Pacer Health Corporation;

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

Date: August 20, 2006	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the six months ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 20, 2006	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the six months ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date August 20, 2006	By: /s/ J. Antony Chi
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