Form 10QSB
period 2006-09-30
PACER HEALTH CORP
filed 2006-11-21
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2006

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

As of November 17, 2006, the issuer had 578,496,774 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ___ No X

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

24

Item 3.  Controls and Procedures ..

33

PART II.  OTHER INFORMATION

34

Item 1.  Legal Proceedings.

34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

34

Item 3.  Defaults Upon Senior Securities ..

35

Item 4.  Submission of Matters to a Vote of Security Holders.

35

Item 5.  Other Information.

35

Item 6.  Exhibits and Reports on Form 8-K ..

35

SIGNATURES

39

Certifications

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

September 30,
2006
Current Assets
Cash	$970,671
Patient accounts receivable, net	2,277,990
Inventory	345,596
Prepaid Expenses	120,125
Total Current Assets	3,714,382

Property and equipment, net	878,763

Other Assets
Notes receivable	3,000,000
Deposits	275
Debt issue costs, net	44,050
Deposit for future acquisition	65,000
Goodwill, net	1,216,318
Total Other Assets	4,325,643

Total Assets	$8,918,788

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$1,402,466
Settlements payable	260,500
Accrued wages and related payroll taxes	711,565
Accrued interest payable	40,274
Accrued professional fees	40,550
Accrued rent	2,675
Accrued liabilities, related party	1,885
Accrued expenses	279,119
Accrued liquidated damages	80,000
Patient Deposits	34,254
Notes Payable, current portion	56,931
Medicare payable, current portion	1,182,366
Loan payable – related party	64,500

Accrued interest payable – related party	2,000
Warrant liability	739,823
Embedded conversion option liability	1,580,375
Total Current Liabilities	6,479,283

Long Term Liabilities
Convertible debenture, net of debt discount of $1,688,204	61,796
Medicare payable, net of current portion	2,713,571
Notes payable, net of current portion	549,284
Total Long Term Liabilities	3,324,651

Total Liabilities	9,803,934

Commitments and Contingencies	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
578,286,246 issued and outstanding	57,828
Additional paid in capital	2,368,685
Accumulated deficit	(3,221,659)
(795,146)
Less: Deferred compensation	(90,000)
Total Stockholders' Equity (Deficiency)	(885,146)

Total Liabilities and Stockholders' Equity (Deficiency)	$8,918,788

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Patient services revenues, net	$3,088,903	$3,038,120	$10,903,463	$5,881,640
Management services fees	115,000	240,672	115,000	840,672
Total Revenues	3,203,903	3,278,792	11,018,463	6,722,312

Operating Expenses
Advertising	4,013	516	25,522	2,635
Amortization of Debt Costs	8,192	-	8,192	-
Bad debt expense	1,283,730	72,510	2,841,401	396,700
Contract labor	557,440	494,568	1,672,817	1,118,502
Depreciation	28,668	25,898	89,740	53,787
Insurance	82,458	107,047	388,923	269,888
Liquidated Damages	80,000	-	80,000	-
Loan fee	69,896	21,414	83,359	21,414
Medical Supplies	213,050	166,760	687,937	601,191
Patient Expenses	58,641	17,571	115,592	112,021
Professional fees	368,057	109,633	878,366	253,901
Rent	127,697	142,915	370,216	440,776
Repairs and Maintenance	25,967	13,985	111,943	30,503
Salaries and wages	1,849,429	1,516,663	5,686,236	3,407,201
Travel	63,680	41,835	303,812	71,677
Utilities	52,388	35,234	167,197	78,535
General and administrative	148,733	84,894	433,233	306,419
Total Operating Expenses	5,022,039	2,851,443	13,944,486	7,165,150

Net Loss from Operations	(1,818,136)	427,349	(2,926,023)	(442,838)

Other Income (Expense)
Other Income / (Expense)	(2,407)	115	38	413
Gain on debt settlement	-	-	-	10,000
Gain on disposal of assets	2,171,721	-	2,236,821	-
Realized Gain/(Loss) on
Securities	-	60,290	-	76,507
Unrealized Gain/(Loss) on
Securities	-	(67,400)	-	-
Finance Charges	9,029	-	-	(31,000)
Change in fair market value of
Derivatives	347,211	-	(550,685)	-
Recovery of Management Fee
Bad debts	-	131,250	-	131,250
Expenses related to natural
Disaster	-	(426,008)	-	(426,008)
Interest expense	(302,769)	(21,971)	(534,713)	(52,285)
Total Other Income /
(Expense), net	2,222,785	(323,724)	1,151,461	(291,123)

Net Income/(Loss) from
Continuing Operations	$404,649	$103,625	$(1,774,562)	$(733,961)

Discontinued Operations
Gain from operations of
discontinued component
(including gain on disposal of
$4,433,895)	3,889,381	-	836,974	-
	3,889,381	-	836,974	-

Net Income/(Loss)	$4,294,030	$103,625	$(937,588)	$(733,961)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/Loss from continuing
Operations	$0.00	$0.00	$(0.00)	$(0.00)

Income/Loss from discontinued
Operations	$0.01	$0.00	$0.00	$0.00

Net Income/(Loss) Per Share -
Basic and Diluted	$0.01	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	574,216,681	571,484,578	574,453,792	569,044,637

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(937,588)	$(733,961)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	296,309	-
Amortization of debt issue costs	8,192	-
Bad debt expense	4,450,204	396,700
Recovery of bad debt on management fees	-	(131,250)
Depreciation	1,185,802	53,787
Gain on sale of nursing home assets	(2,171,721)	-
Gain on sale of majority interest	(4,433,894)	-
Gain on debt settlement	-	(10,000)
Amortization of stock based expenses	75,000	31,363
Stock issued for services	5,500	26,358
Stock issued for rent	-	2,247
Loss on disaster related disposal of equipment	-	273,808
Change in fair market value of derivatives	6,276	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(6,286,343)	(234,581)
Management fee receivable, net	-	(525,000)
Investments	-	(76,507)
Other receivables	(160,870)	-
Supplies Inventory	(71,471)	-
Prepaids and other current assets	353,212	(42,449)
Increase (decrease) in:
Accounts payable	1,624,440	349,139
Settlements payable	(5,000)	(256,257)
Accrued interest payable	33,905	(3,568)
Accrued wages payable	760,161	313,744
Accrued expenses	(55,072)	(17,278)
Accrued rent	428	2,247
Accrued penalties and liquidated damages	80,000	53,300
Accrued professional fees	40,550	(15,181)
Deferred income	-	(1,974)
Escrow	(575,000)	-
Medicare payable	1,742,082	694,732
Other current liabilities	26,657	637
Net Cash Provided by/(Used in) Operating Activities	(4,008,241)	150,056

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(184,609)	(55,245)
Deposit held for future acquisition	(65,000)	-
Proceeds from sale of trading securities	-	76,507

Acquisition of cash	-	458,393
Cash overdraft	226,333	-
Sale of nursing home assets	2,590,000	-
Purchase Price Allocation Adjustments	-	(58,676)
Net Cash Provided by/(Used in) in Investing Activities	2,566,724	420,979

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	849,000	210,000
Repayments of loan payable - related party	(800,529)	(345,000)
Proceeds from issuance of convertible debenture	1,732,758	-
Debt lender fees	544,409	-
Repayments of convertible debenture	(250,000)	-
Repayments of loans payable	(832,599)	-
Repayments of capitalized lease obligations	(287,285)	-
Minority interest capital contribution	639,738	-
Repayments of note payable	(482,807)	(59,733)
Proceeds from note payable	80,278	75,000
Repayment of advances	-	(303,500)
Net Cash Provided by/(Used in) Financing Activities	1,192,963	(423,233)

Net Increase/(Decrease) in Cash	(248,554)	147,802

Cash, Beginning of Period	$1,219,225	$1,023,028

Cash, End of Period	$970,671	$1,170,830

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$1,555,221	$64,011
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$-	$149,760
Issuance of Note Payable for Insurance Policies	$358,881	$-
Issuance of Note Payable for Equipment	$28,523	$-
Issuance of Note Payable for Land	$505,822	$-
Derivative liabilities recorded as debt discount	$1,142,313	$-
Warrant issued recorded as debt discount	$627,200	$-
Reclass of fair value of warrant from equity to liability	$5,415	$-

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2006

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

At September 30, 2006, the Company had a working capital deficit of $2,764,901.  For the nine months ended September 30, 2006, the Company had a net loss of $937,588 and a negative cash flow from operations of $4,008,241.  This net loss is primarily the result of our acquisition of the majority interest of Southpark Community Hospital LLC, which we divested on September 29, 2006, and a change in fair value of derivatives of $(550,685) offset by non recurring gains of $2,171,721 from the sale of the nursing home unit and $836,974 from discontinued operations.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the nine months ended September 30, 2006, Southpark Community Hospital LLC incurred an operating loss of $3,596,921, offset by a related gain on disposal of $4,433,895.  The loss was primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated due to the start-up nature of the operations.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  On September 29, 2006, the Company divested its majority interest to a third party.  Accordingly, Management does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Pacer Health Corporation (“Pacer”), a Florida corporation, has twelve subsidiaries:

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

•

Pacer Holdings of Lafayette, Inc. d/b/a Pacer Health Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005),

•

Pacer Holdings of Kentucky, Inc. (a Florida corporation formed on March 9, 2006),

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006),

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006).

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  This lease will be effective at a future date when Knox County issues certain replacement bonds and the lease term will coincide with the term of the replacement bonds.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until September 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase plus any prepayment penalties on the replacement bond.  Under the Agreement, the Company was required to provide a deposit of $250,000 into escrow. The Agreement contains a break up fee provision whereby if through no fault of Knox County or the hospital, the Company terminates the Agreement and all discussions regarding the Lease and Operating Agreement, then the Company shall pay a breakup fee of $750,000.  The $250,000 deposit will be applied to the breakup fee.  If through no fault of Pacer, by September 1, 2006 Knox County fails to issue the replacement bonds or terminates the agreement, then Knox County shall pay a breakup fee of from $500,000 to $750,000 to the Company.  In July 2006, Knox County determined it was unable to issue replacement bonds and refunded to the Company $200,000 of its initial $250,000 deposit.  The Company is currently in negotiation with Knox County.  As a result, Knox County has not paid a breakup fee.  The remaining $50,000 deposit is included in deposit for future acquisition in the accompanying consolidated balance sheet.  The Company is currently seeking a financing alternative to complete the acquisition.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676. (See Note 3)  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (See Note 3)

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana, a non-urban health clinic in Grand Lakes, Louisiana, a geriatric psychiatric center in Lake Charles, Louisiana and a non-urban hospital in Greensboro, Georgia.  The Company is currently in the process of managing and acquiring an acute care facility in Barbourville, Kentucky.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

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

(D) Stock Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.   In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”).  MPA requires the Company to account for all new stock compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006.  The fair value for these awards is determined based on the grant-date.

(E) Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the nine months ended September 30, 2006 as discussed below.

At September 30, 2006, there were warrants for 950,000 shares of common stock, which may dilute future earnings per share. There is no incremental effect of these warrants on diluted net loss per share in 2006 due to the Company’s net loss for the nine months ended September 30, 2006.

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

(H) Reclassifications

Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 financial statements.  The reclassifications had no effect on the net income for the nine months ended September 30, 2005.

Note 3 Acquisitions and Divestitures

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of September 30, 2006 as follows:

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $2,171,721, which is included in Other Income.  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a short-term operating lease with the Company whereby HSRE leases the real property comprising of the real property back to the Company pursuant to a five year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six months if the Company provides HSRE with ninety days written notice prior to such 36th month.  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,450,000 as of September 30, 2006, which includes additional consideration of $1,950,000 in the nine months ended September 30, 2006.  The purchase price as of September 30, 2006 of $2,450,000 was increased from the purchase price of

$500,000 as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed which is subject to an allocation adjustment as allowed under SFAS 141 were as follows:

Cash	$126,726
Accounts receivable, net	1,390,059
Inventory	120,000
Prepaid insurance and other current assets	142,356
Fixed assets	16,032,505
Goodwill	4,250,224
Liabilities	(19,611,870)
Purchase Price	$2,450,000

Goodwill (see adjustment below to acquired Goodwill relating to minority interest)	4,250,224
Minority interest portion of Goodwill charged to Additional Paid-In Capital	(720,090)
Goodwill recorded	$3,530,134

The above purchase price allocation constitutes 100% of the fair value of the total assets and liabilities of SPCH with the exception of goodwill where the minority interest 40% portion was allocated to consolidated equity as a charge to additional paid in capital.  Since the purchase price of $2,450,000 exceeded the fair value of the net assets identified, goodwill of $3,530,124 was recognized net of the minority interest portion of $720,090.  There is no minority interest since the Company acquired net liabilities.

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

On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  Upon the execution of a binding letter of intent, the Company formally relinquished control of SPCH to the third party.  The terms of the agreement include assumption of all prorated liabilities and guarantees of SPCH from the Company.  The sale resulted in a gain of $4,433,895 which is included in Discontinued Operations.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2006 is as follows:

Patient accounts receivable	$9,702,866
Less: Allowance for contractual discounts	(3,161,776)
Less: Allowance for doubtful accounts	(4,263,100)
Patient Accounts Receivable, net	$2,277,990

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

During the three and nine months ended September 30, 2006, the Company recorded bad debt expense of $1,283,730 and $2,841,401, respectively.  The Company included in discontinued operations bad debt expense of $1,161,071 and $1,608,803 for the three and nine months ended September 30, 2006.  During the three and nine months ended September 30, 2005, the Company recorded bad debt expense of $72,510 and $396,700, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  The Company also recognized a recovery of bad debt expense of $131,250 during the three and nine months ended September 30, 2005, respectively, in relation to its management fees receivable due from the Greene County Hospital Authority for its management of Minnie G. Boswell Memorial Hospital prior to its acquisition by the Company.  As a result of the offset of the management fee receivable against the purchase price for the acquisition of Minnie G. Boswell Memorial Hospital, the Company recognized a recovery of bad debt expense of $205,476 for the year ended December 31, 2005.  (See Note 3)

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2006 is as follows:

Land	$532,072
Equipment	465,202
Furniture & Fixtures	5,000
Less: accumulated depreciation	(123,511)
Property and Equipment, net	$878,763

Depreciation expense for the three and nine months ended September 30, 2006 was $28,668 and $89,740, respectively.  The Company included in discontinued operations depreciation expense of $205,983 and $1,096,062 for the three and nine months ended September 30, 2006.  Depreciation expense for the three and nine months ended September 30, 2005 was $25,898 and $53,787, respectively.

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

Note 6 Loan Payable-Related Party

During the three and nine months ended September 30, 2006, the Company received funds of $139,000 and $849,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Funds received in 2006 from the related party bear a flat interest rate of three percent (3%) and have no due date.  During the three and nine months ended September 30, 2006, the Company repaid $484,000 and $800,529 of the outstanding amount. At September 30, 2006, the Company had reflected total loans payable to this individual of $64,500 and related accrued interest of $2,000.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On September 30, 2006, the Company had the following outstanding notes and loans payable:

Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	15,226
Note payable dated July 2006, original principal of $18,180, payable in 5 monthly payments of $3,636	3,636

Note payable dated July 2006, original principal of $10,343, payable in 3 monthly payments of $3,448	3,448
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity	536,100
Insurance Note Payable dated January 2006, original principal of $88,570, maturity date January 2007.	30,357
Insurance Note Payable dated December 2005, original principal of $195,511, maturity date October 2006.	17,000
Insurance Note Payable dated January 2006, original principal of $5,312, maturity date October 2006.	448

Total Notes Payable	$606,215
Current Portion	$56,931
Long Term Portion	$549,284

Maturities of the Company’s debt at September 30, 2006 were as follows:

2007	$1,114,905
2008	655,895
2009	484,618
2010	69,738
2011	388,415
Thereafter

$2,713,571

Note 8 Medicare Payable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare (see Note 2(C)).  The Company has current Medicare liabilities of $1,182,366 and long term Medicare liabilities of $2,713,571.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

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

Our Lake Charles, Louisiana facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003 and 2004.  The facility is currently in negotiation of establishing the payment plan for the cost report period ended December 31, 2005.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005
Principal Outstanding at September 30, 2006	$158,836	$624,198	$1,251,973
Monthly Payment Amount	$17,550	$17,873	$29,932
Maturity Date	July 2007	May 2010	To be Determined

Our Greensboro, Georgia facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended August 31, 2005 and December 31, 2005.  The facility is currently on a payment plan for the cost report period ended December 31, 2006 for estimated overpayments paid during the calendar year 2006.  A summary of the significant terms of the plans are as follows:

	For the Period Ended August 31, 2005	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at September 30, 2006	$598,285	$322,125	$268,853
Monthly Payment Amount	$23,180	$12,500	$10,325
Maturity Date	March 2009	April 2009	April 2009

Note 9 Commitments and Contingencies

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by Alliance Emergency Group (“Alliance”) in the Superior Court of Dekalb County, Georgia.  The allegations against the Authority are breach of contract in which the Authority specifically contracted Alliance to provide emergency room medical services and doctors and then failed to pay Alliance for services rendered.  Alliance is seeking approximately $142,000 in unpaid bills, related interest and attorney’s fees.  As of September 30, 2006, the lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  We currently cannot assess the outcome of the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of costs and damages which could have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  As of September 30, 2006, the Company has amortized $6,297 of debt issue costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  As of September 30, 2006, the Company has amortized $166,058 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt costs.  As of September 30, 2006, the Company has amortized $1,894 of debt issue costs.  Debt discount will be directly offset against the gross convertible debentures balance outstanding.  As of September 30, 2006, the Company has amortized $130,250 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be cashless exercised if the Registration Statement discussed below is not effective within 180 days.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement must be filed within 60 days of the initial funding date of April 1, 2006 and must become effective within 120 of the initial funding date.  If a deadline is not met, the Company shall accrue as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  The Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period"). As of September 30, 2006, the registration statement had not been declared effective.  Accordingly, as of September 30, 2006, the company has accrued $80,000 in accrued liquidated damages related to the filing.

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

The change in fair value recognized as other income (expense) of the embedded conversion option and warrant liabilities from the issuance dates to September 30, 2006 were $438,062 and $112,623.

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

On July 21, 2006, the Company issued 5,000,000 shares of common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On August 9, 2006, the Company issued to its four independent Directors 40,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.025 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On September 30, 2006, the Company issued 2,000,000 shares of common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

(B)

  Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the nine months ended September 30, 2006 and 2005.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  (See Note 10 for reclassification of $5,415 of fair value of these warrants to a liability.)

Note 12 Related Party Transactions

During the three and nine months ended September 30, 2006, the Company received funds of $139,000 and $849,000 from a related party who is the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Funds received in 2006 from the related party bear a flat interest rate of three percent (3%) and have no due date.  During the three and nine months ended September 30, 2006, the Company repaid $484,000 and $800,529 of the outstanding amount. At September 30, 2006, the Company had reflected total loans payable to this individual of $64,500 and related accrued interest of $2,000.

On January 9, 2006, the Company issued 100,000 shares of common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

On July 21, 2006, the Company issued 5,000,000 shares of common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On August 9, 2006, the Company issued to its four independent Directors 40,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.025 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On September 30, 2006, the Company issued 2,000,000 shares of common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

MGBMH incurs a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

Note 13 Income Taxes

There was no income tax expense for the three and nine months ended September 30, 2006 and 2005, due to the Company’s utilization of net operating loss carryforwards.

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

No material part of our revenues were derived outside of the United States in the nine months ended September 30, 2006, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions

On February 8, 2006, the Company entered into an agreement with Knox County, Kentucky whereby the Company shall lease all of the assets of Knox County Hospital (“KCH”) for a total lease fee amount equal to $2,000,000.  This lease will be effective at a future date when Knox County issues certain replacement bonds and the lease term will coincide with the term of the replacement bonds.  The Company has also agreed to: (a) operate KCH and fund any operational losses; (b) enter into a cooperative lease agreement to lease the Hospital and the real estate of the Hospital for a period of three years at a rate of $1,100,000 per year until September 30, 2007, and effective July 1, 2007 $1,500,000 per year, payable in equal monthly installments; (c) continue to provide similar clinical hospital services as currently provided by the KCH; and (d) ensure that indigent care is available to the population of Knox County, Kentucky.  The lease agreement shall be renewable twice at the option of the Company and shall grant to the Company a purchase option.  The purchase price shall be set at the current amount of bond debt as of the date of the execution of the lease agreement less any amount paid under the lease agreement with respect to the KCH purchase plus any prepayment penalties on the replacement bond.  Under the Agreement, the Company was required to provide a deposit of $250,000 into escrow. The Agreement contains a break up fee provision whereby if through no fault of Knox County or the hospital, the Company terminates the Agreement and all discussions regarding the Lease and Operating Agreement, then the Company shall pay a breakup fee of $750,000.  The $250,000 deposit will be applied to the breakup fee.  If through no fault of Pacer, by September 1, 2006 Knox County fails to issue the replacement bonds or terminates the agreement, then Knox County shall pay a breakup fee of from $500,000 to $750,000 to the Company.  In July 2006, Knox County determined it was unable to issue replacement bonds and refunded to the Company $200,000 of its initial $250,000 deposit. The Company is currently in negotiation with Knox County.  As a result, Knox County has not paid a breakup fee.  The remaining $50,000 deposit is included in deposit for future acquisition in the accompanying consolidated balance sheet.  The Company is currently seeking a financing alternative to complete the acquisition.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676.  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.

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

Intangible Assets

Intangible assets at September 30, 2006 consisted of goodwill of $1,216,318 which is the result of the acquisitions of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the nine months ended September 30, 2006 and 2005, there were no grants of stock options to either employees or non-employees.

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model.  In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”).  MPA requires the Company to account for all new stock compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award the that requisite service was rendered on or after January 1, 2006.  The fair value for these awards is determined based on the grant-date.

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the nine months ended September 30, 2006 and 2005, the Company issued 7,100,000 and 3,300,000 shares of common stock, respectively, to key employees pursuant to the terms of an employment agreement and an additional 5,000,000 for employee bonuses during the nine months ended September 30, 2005. 8,000,000 shares that were issued during the nine months ended September 30, 2005 and the year ended December 31, 2004 were surrendered, cancelled and available for future reissuance.

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

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2006 is as follows:

Patient accounts receivable	$9,702,866
Less: Allowance for contractual discounts	(3,161,776)
Less: Allowance for doubtful accounts	(4,263,100)
Patient Accounts Receivable, net	$2,277,990

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

During the three and nine months ended September 30, 2006, the Company recorded bad debt expense of $1,283,730 and $2,841,401, respectively.  The Company included in discontinued operations bad debt expense of $1,161,071 and $1,608,803 for the three and nine months ended September 30, 2006.  During the three and nine months ended September 30, 2005, the Company recorded bad debt expense of $72,510 and $396,700, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  The Company also recognized a recovery of bad debt expense of $131,250 during the three and nine months ended September 30, 2005, respectively, in relation to its management fees receivable due from the Greene County Hospital Authority for its management of Minnie G. Boswell Memorial Hospital prior to its acquisition by the Company.  As a result of the offset of the management fee receivable against the purchase price for the acquisition of Minnie G. Boswell Memorial Hospital, the Company recognized a recovery of bad debt expense of $205,476 for the year ended December 31, 2005.

Results Of Operations For The Three Months Ended September 30, 2006 and September 30, 2005.

Net Revenue

Net revenues for continuing operations for the three months ended September 30, 2006 and 2005, were $3,203,903 and $3,278,792, comprised of patient service revenues of $3,088,903 and $3,038,120 and management services fees $115,000 and $240,672, respectively.  Patient service revenue of $10,771,104 for Southpark was included in discontinued operations for the three months ended September 30, 2006.  The increase in revenue was primarily due to the acquisition of MGBMH offset by a settlement of our Medicare liability for SCMH and MGBMH based on the submitted Medicare cost reports. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended September 30, 2006 and 2005 were $5,022,039 and $2,851,443, respectively.  Operating expenses of $4,556,460 for Southpark was included in discontinued operations for the three months ended December 31, 2006.  Operating expenses increased primarily due to the acquisition of MGBMH.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended September 30, 2006, operating expenses consisted principally of $1,849,429 in salaries, wages and benefits, $1,283,730 in bad debt expenses, $557,440 in contract labor, $28,668 in depreciation, $82,458 in insurance expenses, $213,050 in medical supplies, $368,057 of professional fees, $127,697 in rent expenses and $511,510 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended September 30, 2006 and 2005 was $2,222,785 and $(323,724).  Other income consisted primarily of the gain on the sale of our skilled nursing facility of $2,171,721 and a gain on the change of fair market value of derivatives related to the convertible debenture of $347,211.  Interest expense for the three months ended September 30, 2006 and 2005 was $302,769 and $21,971, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $280,798 for the three months ended September 30, 2006 as compared to the same period in 2005 primarily as a result of the amortization of debt discount related to the convertible debentures.  Interest expense of $343,328 for Southpark was included in discontinued operations for the three months ended December 31, 2006.

Net Income

Our net income for the three months ended September 30, 2006 and 2005 was $4,294,030 and $103,625.  The increase in net income is primarily the result of our gain on the sale of our skilled nursing facility of $2,171,721 and gain on the sale of majority interest of $4,433,895 offset by the recognition of a change in the fair market value of derivatives related to the convertible debenture of $347,211.  During the three months ended September 30, 2006, Southpark had a net loss of $544,514, offset by a gain of $4,433,895 which was included in discontinued operations.

Results Of Operations For The Nine months Ended September 30, 2006 and September 30, 2005.

Net Revenue

Net revenues for continuing operations for the nine months ended September 30, 2006 and 2005, were $11,018,463 and $6,772,312, comprised of patient service revenues of $10,903,463 and $5,881,640 and management services fees of $115,000 and $840,672, respectively.  Patient service revenue of $21,214,241 for Southpark was included in discontinued operations for the nine months ended September 30, 2006.  The increase in revenue was primarily due to the acquisition of MGBMH and Southpark offset by a settlement of our Medicare liability for SCMH and MGBMH based on the submitted Medicare cost reports.  We anticipate revenues to continue to grow in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the nine months ended September 30, 2006 and 2005 were $13,944,486 and $7,165,150, respectively.  Operating expenses of $11,687,047 for Southpark was included in discontinued operations for the nine months ended December 31, 2006.  Operating expenses increased primarily due to the acquisition of MGBMH.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  In the first nine months ended September 30, 2006, operating expenses consisted principally of $5,686,236 in salaries, wages and benefits, $2,841,401 in bad debt expenses, $1,672,817 in contract labor, $89,740 in depreciation, $388,923 in insurance expenses, $687,937 in medical supplies, $878,366 of professional fees, $370,216 in rent expenses and $1,328,850 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2006, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the nine months ended September 30, 2006 and 2005 was $1,151,461 and $(291,123).  Other income consisted primarily of the gain on the sale of our skilled nursing facility of $2,171,721 and a loss on the change of fair market value of derivatives related to the convertible debenture of $550,685.  Interest expense for the nine months ended September 30, 2006 and 2005 was $534,713 and $52,285, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $482,428 for the nine months ended September 30, 2006 as compared to the same period in 2005 as a result of our acquisition of MGBMH and the amortization of debt discount related to the convertible debentures. Interest expense of $990,403 for Southpark was included in discontinued operations for the nine months ended December 31, 2006.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $937,588, as compared to a net loss for the nine months ended September 30, 2005 of $733,961.  The decrease in net income is primarily the result of our gain on the sale of our skilled nursing facility of $2,171,721 and gain on sale of majority interest of $4,433,895 (included in discontinued operations) offset by the settlement of our acquisition of Southpark, a net loss of $3,596,921 from Southpark (included in discontinued operations) and the recognition of a change in the fair market value of derivatives related to the convertible debenture of $(550,685).

Liquidity And Capital Resources

We had cash on hand of $970,671 at September 30, 2006.  Net Cash used in operating activities during the nine month period ended September 30, 2006 was $4,008,241, compared to net cash provided by operations of $150,056 in operating activities for the same period a year earlier.  During the nine months ended September 30, 2006, the net cash used was mainly the result of the gain on the sale of nursing home assets of $2,171,721, gain on the sale of majority interest of $4,433,894, an increase in patient receivables to $6,286,343,  increase in non-patient receivables of $160,870, increase of supplies inventory of $71,471, offset primarily by an increase in account payable of $1,624,440, increase in accrued wages of $760,161, decrease in prepaid expenses of $353,212, increase in Medicare payable of $1,742,082, change in fair market value of derivatives related to the convertible debenture of $6,276 and bad debt expense and depreciation expense of $4,450,204 and $1,185,802, respectively.

Net Cash used in investing activities was $2,566,724 for the nine months ended September 30, 2006, compared to $420,979 for the same period in 2005.  Net cash used in investing activities during the nine months ended September 30, 2006 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $184,609, placed a deposit (including finder’s fees) for the healthcare facility in Knox County for $65,000 and had sold the assets of the nursing home unit for $2,590,000.

Net Cash provided in financing activities was $1,192,963 for the nine months ended September 30, 2006, compared to cash used of $423,233 in the same period for 2005.  Net cash provided in financing activities during the nine months ended September 30, 2006 was primarily attributable to the issuance of convertible debentures (net of related expenses) to Cornell Capital Partners, L.P. for $1,732,758 which had debt lender fees of $544,409 offset by a $250,000 redemption of convertible debenture and proceeds of $849,000 from related party loans offset primarily by repayments of $800,529 for related party loans, repayments of $800,599 for loans payable, repayments of $287,285 for capitalized lease obligations, repayments of $832,599 for loans payable, repayments of $482,807 for notes payable offset by a contribution of $639,738 by the minority interest.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with its acquisition of MGBMH, the Company has been named as a co-defendant, along with the Authority, in a lawsuit initiated by Alliance Emergency Group (“Alliance”) in the Superior Court of Dekalb County, Georgia.  The allegations against the Authority are breach of contract in which the Authority specifically contracted Alliance to provide emergency room medical services and doctors and then failed to pay Alliance for services rendered.  Alliance is seeking approximately $142,000 in unpaid bills, related interest and attorney’s fees.  As of September 30, 2006, the lawsuit has not yet been resolved.  The Company intends to vigorously assert all available defenses in connection with the lawsuit.  We currently cannot assess the outcome of the lawsuit.  However, an adverse resolution of the lawsuit could result in the payment of costs and damages which could have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

On July 21, 2006, the Company issued 5,000,000 shares of common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On August 9, 2006, the Company issued to its four independent Directors 40,000 shares each of its common stock in lieu of payment of the Director’s fees.  The shares were valued at $0.025 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On September 30, 2006, the Company issued 2,000,000 shares of common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.

3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.

10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Securities Purchase Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.14	Investor Registration Rights Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.15	Secured Convertible Debenture, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.16	Amended and Restated Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.17	Form of Subsidiary Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.18	Insider Pledge and Escrow Agreement, dated effective April 1, 2006, by and among Rainier Gonzalez, the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by Reference to Form 8-K filed on April 7, 2004

10.19	Warrant, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.20	Irrevocable Transfer Agent Instructions, dated effective April 1, 2006, between and among the Company, Cornell Capital Partners, LP and Transfer Agent	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.21	Purchase Agreement, dated September 29, 2006, by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Provided Herewith.
10.22	Promissory Note dated September 29, 2006 by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Provided Herewith.
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Small Business Issuer	Provided Herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided Herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided Herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided Herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided Herewith

(b)

Reports on Form 8-K:

On February 8, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into an interim management and acquisition agreement for Knox County Hospital in Barbourville, Kentucky.

On September 25, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into an binding letter of intent to sell its majority interest in Southpark Community Hospital, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2006	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: November 18, 2006	PACER HEALTH CORPORATION

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

•

Pacer Holdings of Lafayette, Inc. (a Louisiana corporation formed on November 28, 2005),

•

Pacer Holdings of Kentucky, Inc. (a Florida corporation formed on March 9, 2006),

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006),

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended September 30, 2006 of Pacer Health Corporation;

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

Date: November 18, 2006	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended September 30, 2006 of Pacer Health Corporation;

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

Date: November 18, 2006	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 18, 2006	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date November 18, 2006	By: /s/ J. Antony Chi
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

3