Form 10QSB/A
period 2006-09-30
PACER HEALTH CORP
filed 2007-03-23
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Form 10-Q/A (“Form 10-Q/A”) of Pacer Health Corporation and Subsidiaries (the “Company”) constitutes Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was initially filed with the Securities and Exchange Commission on November 20, 2006 (the “Original Filing”). The purpose of this filing is to restate the Consolidated Balance Sheet, Statements of Operations, and Statement of Cash Flows, including related footnotes and disclosures contained herewith, in Part I, Item 1.

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

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

September 30,
2006
(As Restated, Note 14)
Current Assets
Cash	$970,671
Patient accounts receivable, net	2,277,990
Inventory	345,596
Prepaid Expenses	120,125
Total Current Assets	3,714,382

Property and equipment, net	1,154,239

Other Assets
Notes receivable	3,000,000
Deposits	275
Debt issue costs, net	44,050
Deposit for future acquisition	65,000
Goodwill, net	1,216,318
Total Other Assets	4,325,643

Total Assets	$9,194,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$1,402,466
Settlements payable	260,500
Accrued wages and related payroll taxes	711,565
Accrued interest payable	40,274
Accrued professional fees	40,550
Accrued rent	2,675
Accrued liabilities, related party	1,885
Accrued expenses	279,119
Accrued liquidated damages	80,000
Patient Deposits	34,254
Notes Payable, current portion	56,931
Medicare payable, current portion	1,182,366
Loan payable – related party	64,500
Accrued interest payable – related party	2,000
Warrant liability	739,823
Embedded conversion option liability	1,580,375
Total Current Liabilities	6,479,283

Long Term Liabilities
Convertible debenture, net of debt discount of $1,688,204	61,796
Finance obligation on sale-leaseback of real property	1,810,000
Medicare payable, net of current portion	2,713,571
Notes payable, net of current portion	549,284
Total Long Term Liabilities	5,134,651

Total Liabilities	11,613,934

Commitments and Contingencies	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
578,286,246 issued and outstanding	57,828
Additional paid in capital	2,368,685
Accumulated deficit	(4,756,183)
(2,329,670)
Less: Deferred compensation	(90,000)
Total Stockholders' Equity (Deficiency)	(2,419,670)

Total Liabilities and Stockholders' Equity (Deficiency)	$9,194,264

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As Restated – Note 14)		(As Restated – Note 14)
Revenues
Patient services revenues, net	$3,088,903	$3,038,120	$10,903,463	$5,881,640
Management services fees	115,000	240,672	115,000	840,672
Total Revenues	3,203,903	3,278,792	11,018,463	6,722,312

Operating Expenses
Advertising	4,013	516	25,522	2,635
Amortization of Debt Costs	8,192	-	8,192	-
Bad debt expense	1,283,730	72,510	2,841,401	396,700
Contract labor	557,440	494,568	1,672,817	1,118,502
Depreciation	28,668	25,898	89,740	53,787
Insurance	82,458	107,047	388,923	269,888
Liquidated Damages	80,000	-	80,000	-
Loan fee	69,896	21,414	83,359	21,414
Medical Supplies	213,050	166,760	687,937	601,191
Patient Expenses	58,641	17,571	115,592	112,021
Professional fees	368,057	109,633	878,366	253,901
Rent	127,697	142,915	370,216	440,776
Repairs and Maintenance	25,967	13,985	111,943	30,503
Salaries and wages	1,849,429	1,516,663	5,686,236	3,407,201
Travel	63,680	41,835	303,812	71,677
Utilities	52,388	35,234	167,197	78,535
General and administrative	148,733	84,894	433,233	306,419
Total Operating Expenses	5,022,039	2,851,443	13,944,486	7,165,150

Net Loss from Operations	(1,818,136)	427,349	(2,926,023)	(442,838)

Other Income (Expense)
Other Income / (Expense)	(2,407)	115	38	413
Gain on debt settlement	-	-	-	10,000
Gain on disposal of assets	637,196	-	702,296	-
Realized Gain/(Loss) on
Securities	-	60,290	-	76,507
Unrealized Gain/(Loss) on
Securities	-	(67,400)	-	-
Finance Charges	9,029	-	-	(31,000)
Change in fair market value of
Derivatives	347,211	-	(550,685)	-
Recovery of Management Fee
Bad debts	-	131,250	-	131,250
Expenses related to natural
Disaster	-	(426,008)	-	(426,008)
Interest expense	(302,769)	(21,971)	(534,713)	(52,285)
Total Other Income /
(Expense), net	688,260	(323,724)	(383,064)	(291,123)
Net Income/(Loss) from
Continuing Operations	$(1,129,876)	$103,625	$(3,309,087)	$(733,961)

Discontinued Operations
Gain from operations of
discontinued component
(including gain on disposal of
$4,433,895)	3,889,381	-	836,974	-
	3,889,381	-	836,974	-

Net Income/(Loss)	$2,759,505	$103,625	$(2,472,113)	$(733,961)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/Loss from continuing
Operations	$(0.00)	$0.00	$(0.01)	$(0.00)

Income/Loss from discontinued
Operations	$0.01	$0.00	$0.00	$0.00

Net Income/(Loss) Per Share -
Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	574,216,681	571,484,578	574,453,792	569,044,637

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(As Restated – Note 14)
Cash Flows from Operating Activities:
Net Income/(Loss)	$(2,472,113)	$(733,961)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	296,309	-
Amortization of debt issue costs	8,192	-
Bad debt expense	4,450,204	396,700
Recovery of bad debt on management fees	-	(131,250)
Depreciation	1,185,802	53,787
Gain on sale of nursing home assets	(637,196)	-
Gain on sale of majority interest	(4,433,894)	-
Gain on debt settlement	-	(10,000)
Amortization of stock based expenses	75,000	31,363
Stock issued for services	5,500	26,358
Stock issued for rent	-	2,247
Loss on disaster related disposal of equipment	-	273,808
Change in fair market value of derivatives	6,276	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(6,286,343)	(234,581)
Management fee receivable, net	-	(525,000)
Investments	-	(76,507)
Other receivables	(160,870)	-
Supplies Inventory	(71,471)	-
Prepaids and other current assets	353,212	(42,449)
Increase (decrease) in:
Accounts payable	1,624,440	349,139
Settlements payable	(5,000)	(256,257)
Accrued interest payable	33,905	(3,568)
Accrued wages payable	760,161	313,744
Accrued expenses	(55,072)	(17,278)
Accrued rent	428	2,247
Accrued penalties and liquidated damages	80,000	53,300
Accrued professional fees	40,550	(15,181)
Deferred income	-	(1,974)
Escrow	(575,000)	-
Medicare payable	1,742,082	694,732
Other current liabilities	26,657	637
Net Cash Provided by/(Used in) Operating Activities	(4,008,241)	150,056

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(184,609)	(55,245)
Deposit held for future acquisition	(65,000)	-
Proceeds from sale of trading securities	-	76,507
Acquisition of cash	-	458,393
Cash overdraft	226,333	-
Sale of nursing home assets	2,590,000	-
Purchase Price Allocation Adjustments	-	(58,676)
Net Cash Provided by/(Used in) in Investing Activities	2,566,724	420,979

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	849,000	210,000
Repayments of loan payable - related party	(800,529)	(345,000)
Proceeds from issuance of convertible debenture	1,732,758	-

Debt lender fees	544,409	-
Repayments of convertible debenture	(250,000)	-
Repayments of loans payable	(832,599)	-
Repayments of capitalized lease obligations	(287,285)	-
Minority interest capital contribution	639,738	-
Repayments of note payable	(482,807)	(59,733)
Proceeds from note payable	80,278	75,000
Repayment of advances	-	(303,500)
Net Cash Provided by/(Used in) Financing Activities	1,192,963	(423,233)

Net Increase/(Decrease) in Cash	(248,554)	147,802

Cash, Beginning of Period	$1,219,225	$1,023,028

Cash, End of Period	$970,671	$1,170,830

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$1,555,221	$64,011
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Reclassification of deposit to purchase equipment	$-	$149,760
Issuance of Note Payable for Insurance Policies	$358,881	$-
Issuance of Note Payable for Equipment	$28,523	$-
Issuance of Note Payable for Land	$505,822	$-
Derivative liabilities recorded as debt discount	$1,142,313	$-
Warrant issued recorded as debt discount	$627,200	$-
Reclass of fair value of warrant from equity to liability	$5,415	$-

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

At September 30, 2006, the Company had a working capital deficit of $2,764,901.  For the nine months ended September 30, 2006, the Company had a net loss of $2,472,113 and a negative cash flow from operations of $4,008,241.  This net loss is primarily the result of our acquisition of the majority interest of Southpark Community Hospital LLC, which we divested on September 29, 2006, and a change in fair value of derivatives of $(550,685) offset by non recurring gains of $637,196 from the sale of the nursing home unit and $836,974 from discontinued operations.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the nine months ended September 30, 2006, Southpark Community Hospital LLC incurred an operating loss of $3,596,921, offset by a related gain on disposal of $4,433,895.  The loss was primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated due to the start-up nature of the operations.  The Company began to effectuate its turnaround and restructuring plan shortly after its acquisition of its membership interest.  On September 29, 2006, the Company divested its majority interest to a third party.  Accordingly, Management does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $637,196, which is included in Other Income and a deferred gain of $1,534,524 which is treated as a financing obligation for accounting purposes (see below).  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a short-term operating lease with the Company whereby HSRE leases the real property comprising of the real property back to the Company pursuant to a five year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six months if the Company provides HSRE with ninety days written notice prior to such 36th month (see renewal provisions below).  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized over the lease term including renewal periods. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two separate five-year terms with a written notice not earlier than nine months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.  (See Note 7)

On December 6, 2005 (“Acquisition Date”), the Company completed its acquisition of Southpark Community Hospital (“SPCH”).  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

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

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2006 is as follows:

Land	$532,072
Building and improvements	275,476
Equipment	465,202
Furniture & fixtures	5,000
Less: accumulated depreciation	(123,511)
Property and Equipment, net	$1,154,239

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

Note 7 Notes, Loans, Capital Lease Obligations Payable

On September 30, 2006, the Company had the following outstanding notes, loans payable and capital lease obligations:

Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	15,226
Note payable dated July 2006, original principal of $18,180, payable in 5 monthly payments of $3,636	3,636
Note payable dated July 2006, original principal of $10,343, payable in 3 monthly payments of $3,448	3,448
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity	536,100
Insurance Note Payable dated January 2006, original principal of $88,570, maturity date January 2007.	30,357
Insurance Note Payable dated December 2005, original principal of $195,511, maturity date October 2006.	17,000
Insurance Note Payable dated January 2006, original principal of $5,312, maturity date October 2006.	448

Total	$606,215

Current Portion	$56,931
Long Term Portion	$549,284

At September 30, 2006, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,810,000

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized over the lease term including renewal periods. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The Company will pay $480,000 annually to the lessor.  (See Note 3)

Maturities of the Company’s debt at September 30, 2006 were as follows:

2007	$1,114,905
2008	655,895
2009	484,618
2010	69,738
2011	2,198,415
Thereafter

$4,523,571

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

Note 9 Commitments and Contingencies

Legal Proceedings

Alliance Emergency Group, Inc. and Greene Emergency Physicians, LLC v. Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc.

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc. by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  The last settlement demand by Alliance and GEP was $1.5 million dollars, which was rejected by the Company.  There are several outstanding motions and the case is scheduled for trial on January 16, 2007.  Defendants believe they have meritorious defenses in the case and intend to vigorously defend themselves.

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  Discovery is complete in this case and Defendants have filed a motion to dismiss Plaintiff’s claim in its entirety.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Other Matters

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

Note 14 Restatement

Subsequent to the filing of the Form 10-QSB for the three and nine months ended September 30, 2006, management determined that the sale-leaseback transaction discussed in Note 3 should have been accounted for as a financing transaction rather than a sale transaction in accordance with FASB Statement No. 98 “Accounting for Leases”.  The effect of the restatement is as follows:

	As Previously Presented	As Restated
Total Assets	$8,918,788	$9,194,264
Total Liabilities	$9,803,934	$11,613,934
Net income (loss) – Three months ended September 30, 2006	$4,294,030	$2,759,505
Net income (loss) per share – Three months ended September 30, 2006	$.01	$.00
Net income (loss) – Nine months ended September 30, 2006	$(937,588)	$(2,472,113)
Net income (loss) per share – Nine months ended September 30, 2006	$(.00)	$(.00)

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

Other Income/(Expense)

Other income/(expense) for the three months ended September 30, 2006 and 2005 was $688,260 and $(323,724).  Other income consisted primarily of the gain on the sale of our skilled nursing facility of $637,196 and a gain on the change of fair market value of derivatives related to the convertible debenture of $347,211.  Interest expense for the three months ended September 30, 2006 and 2005 was $302,769 and $21,971, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $280,798 for the three months ended September 30, 2006 as compared to the same period in 2005 primarily as a result of the amortization of debt discount related to the convertible debentures.  Interest expense of $343,328 for Southpark was included in discontinued operations for the three months ended December 31, 2006.

Net Income

Our net income for the three months ended September 30, 2006 and 2005 was $2,759,505 and $103,625.  The increase in net income is primarily the result of our gain on the sale of our skilled nursing facility of $637,196 and gain on the sale of majority interest of $4,433,895 offset by the recognition of a change in the fair market value of derivatives related to the convertible debenture of $347,211.  During the three months ended September 30, 2006, Southpark had a net loss of $544,514, offset by a gain of $4,433,895 which was included in discontinued operations.

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

Other Income/(Expense)

Other income/(expense) for the nine months ended September 30, 2006 and 2005 was $(383,064) and $(291,123).  Other income/(expense) consisted primarily of the gain on the sale of our skilled nursing facility of $637,196 and a loss on the change of fair market value of derivatives related to the convertible debenture of $550,685.  Interest expense for the nine months ended September 30, 2006 and 2005 was $534,713 and $52,285, respectively.  Interest expense was recorded in connection with outstanding notes and loans payable for these periods, which increased by $482,428 for the nine months ended September 30, 2006 as compared to the same period in 2005 as a result of our acquisition of MGBMH and the amortization of debt discount related to the convertible debentures. Interest expense of $990,403 for Southpark was included in discontinued operations for the nine months ended December 31, 2006.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $2,472,113, as compared to a net loss for the nine months ended September 30, 2005 of $733,961.  The decrease in net income is primarily the result of our gain on the sale of our skilled nursing facility of $637,196 and gain on sale of majority interest of $4,433,895 (included in discontinued operations) offset by the settlement of our acquisition of Southpark, a net loss of $3,596,921 from Southpark (included in discontinued operations) and the recognition of a change in the fair market value of derivatives related to the convertible debenture of $(550,685).

Liquidity And Capital Resources

We had cash on hand of $970,671 at September 30, 2006.  Net Cash used in operating activities during the nine month period ended September 30, 2006 was $4,008,241, compared to net cash provided by operations of $150,056 in operating activities for the same period a year earlier.  During the nine months ended September 30, 2006, the net cash used was mainly the result of the gain on the sale of nursing home assets of $637,196, gain on the sale of majority interest of $4,433,894, an increase in patient receivables to $6,286,343,  increase in non-patient receivables of $160,870, increase of supplies inventory of $71,471, offset primarily by an increase in account payable of $1,624,440, increase in accrued wages of $760,161, decrease in prepaid expenses of $353,212, increase in Medicare payable of $1,742,082, change in fair market value of derivatives related to the convertible debenture of $6,276 and bad debt expense and depreciation expense of $4,450,204 and $1,185,802, respectively.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Alliance Emergency Group, Inc. and Greene Emergency Physicians, LLC v. Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc.

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc. by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  The last settlement demand by Alliance and GEP was $1.5 million dollars, which was rejected by the Company.  There are several outstanding motions and the case is scheduled for trial on January 16, 2007.  Defendants believe they have meritorious defenses in the case and intend to vigorously defend themselves.

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  Discovery is complete in this case and Defendants have filed a motion to dismiss Plaintiff’s claim in its entirety.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement dated December 29, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 16, 2004.
10.2	Escrow Agreement dated December 29, 2003 among the Registrant, the Buyers, and Butler Gonzalez LLP	Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 16, 2004.
10.3	Secured Debenture Dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 16, 2004.
10.4	Security Agreement Dated December 29, 2003 between Registrant and Buyers	Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 16, 2004.
10.5	Investor Registration Rights Agreement dated December 29, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 16, 2004.
10.6	Standby Equity Distribution Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 16, 2004.
10.7	Registration Rights Agreement dated December 29, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 16, 2004.
10.8	Escrow Agreement dated December 29, 2003 among the Registrant, Cornell Capital Partners, LP and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 16, 2004.
10.9	Placement Agent Agreement dated December 29, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 16, 2004.
10.10	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.11	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.12	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.13	Securities Purchase Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.14	Investor Registration Rights Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.15	Secured Convertible Debenture, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.16	Amended and Restated Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.17	Form of Subsidiary Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.18	Insider Pledge and Escrow Agreement, dated effective April 1, 2006, by and among Rainier Gonzalez, the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.19	Warrant, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.20	Irrevocable Transfer Agent Instructions, dated effective April 1, 2006, between and among the Company, Cornell Capital Partners, LP and Transfer Agent	Incorporated by Reference to Form 8-K filed on April 7, 2004
10.21	Purchase Agreement, dated September 29, 2006, by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Provided Herewith.
10.22	Promissory Note dated September 29, 2006 by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Provided Herewith.
10.23	Asset Purchase Agreement, dated September 29, 2006, by and among Health Systems real Estate, Inc., Greene County Nursing Center, LLC and Pacer Health Management Corporation of Georgia	Provided Herewith.
10.24	Lease, dated September 29, 2006, by and between Health Systems Real Estate, Inc. and Pacer Health Management Corporation of Georgia	Provided Herewith.
10.25	Bill of Sale, dated September 29, 2006, by and between Health Systems Real Estate, Inc. and Pacer Health Management Corporation of Georgia	Provided Herewith.
10.26	Assignment and Assumption Agreement For Resident Trust Funds, dated September 29, 2006, by and between Pacer Health Management Corporation of Georgia and Greene County Nursing Center, LLC	Provided Herewith.
10.27	Assignment and Assumption Agreement, dated September 29, 2006, by and among Pacer Health Management Corporation of Georgia, Health Systems Real Estate, Inc. and Greene County Nursing Center, LLC	Provided Herewith.
10.28	Interim Reimbursement Letter, dated September 29, 2006, from Greene County Nursing Center, LLC to Pacer Health Management Corporation of Georgia	Provided Herewith.
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Small Business Issuer	Provided Herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided Herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided Herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided Herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided Herewith

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

Dated: November 22, 2006	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: November 22, 2006	PACER HEALTH CORPORATION

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

Date: November 22, 2006	By: /s/ Rainier Gonzalez
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

Date: November 22, 2006	By: /s/ J. Antony Chi
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

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 22, 2006	By: /s/ Rainier Gonzalez
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

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date November 22, 2006	By: /s/ J. Antony Chi
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