Form 10KSB
period 2006-12-31
PACER HEALTH CORP
filed 2007-04-17
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2006	0-28729

PACER HEALTH CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	11-3144463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Issuer's revenues for its most recent fiscal year ended December 31, 2006: $14,835,282.

Based on the closing sale price on April 13, 2007, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $8,740,452.

The number of shares outstanding of the issuer's common stock, as of April 13, 2006 was: 582,696,774.

Transitional Small Business Disclosure Format:  No.

Documents incorporated by reference:   None

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	1
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	22

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	23
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7	Financial Statements and Supplementary Data	45
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 8A	Controls and Procedures	45

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	46
Item 10	Executive Compensation	49
Item 11	Security Ownership of Certain Beneficial Owners and Management	52
Item 12	Certain Relationships and Related Transactions	53

PART IV
Item 13	Exhibits and Financial Statement Schedules	54
Item 14	Principal Accountant Fees and Services	56

SIGNATURES
EXHIBITS
Exhibit 21.1	Subsidiaries of Pacer Health Corporation
Exhibit 31.1	Section 302 Certification of the CEO
Exhibit 31.2	Section 302 Certification of the CFO
Exhibit 32.1	Section 906 Certification of the CEO
Exhibit 32.2	Section 906 Certification of the CFO

PART I

ITEM 1.	BUSINESS

Introduction

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

At December 31, 2006, we operated three (3) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across three (3) states: Georgia, Kentucky and Louisiana. We generated $14.835 million and $11.310 million in revenues from continuing operations during 2006 and 2005, respectively.

We were incorporated in Florida in 2003. Our common stock, par value $0.0001 per share, is listed on OTC Bulletin Board under the symbol “PHLH”.  For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors”.

Our principal offices are located at 7759 NW 146th Street, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

No material part of our revenues were derived outside of the United States in fiscal year 2006, and during said year, we had no material assets outside of the United States.

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

Overview

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

Expand Our Healthcare Facilities Base

We plan to expand our healthcare operations in order to increase our market share in existing markets and/or acquire healthcare facilities in new markets where we believe the opportunity exists.  Our efforts to increase our healthcare facilities base include the following practices and initiatives:

•

Acquisitions – The success of our Company depends significantly on acquiring healthcare facilities.  Through April 13, 2007, we have acquired the following facilities:

•

General acute care hospital in Cameron, LA;

•

Psychiatric hospital in Lake Charles, LA;

•

General acute care hospital in Barbourville, KY; and

•

General acute care hospital in Greensboro, GA.

We generally pursue financially distressed hospitals which are located in a non-urban market and are generally the sole provider of the market and its surrounding communities.  We believe there are numerous hospitals that meet these criteria. These hospitals are primarily owned by governmental, not-for-profit, or faith based agencies.

We have a dedicated team of internal and external professionals who complete a thorough review of the hospital’s financial and operating performance, the demographics and service needs of the market and the physical condition of the facilities. Based on our historical experience, we then determine whether or not the hospital can benefit from our management services and leadership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we approach our pricing from a discounted  range in order to ensure maximum working capital can be utilized at the acquired facility. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence, we decide whether or not to enter into a definitive agreement. Once an acquisition is completed, we have an organized and systematic approach to transitioning and integrating the new hospital into our system of hospitals.  At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time.

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”).  The assets sold include all real property of Minnie G. Boswell Memorial Hospital (“MGBMH”) as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.

On September 29, 2006, the Company divested its majority interest in Southpark Community Hospital (“SPCH”) for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  The terms of the agreement include assumption of all prorated liabilities and guarantees of SPCH from the Company.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense.

•

Increase Market Share – We intend to attempt to increase our market share in the markets we serve.  We have begun to increase our brand awareness among the doctors we serve in the markets and have done various public advertisements.  We also intend to construct a new facility in Greensboro, GA in order to attract patients from neighboring counties.  We are also increasing our capital additions, such as a CT Scanner in Greensboro, GA, in order to provide additional services to patients and physicians in order to increase our patient volumes.

Enhance The Operational Efficiencies

We intend to leverage our inter-entity network to provide us with operation efficiencies by promoting “best practices” across all of our facilities.  The following are examples of the operational efficiencies:

•

Business Office – We are in the process of developing and reengineering the business office to improve our collection efforts.  By streamlining and automating our business office, we expect to reduce the period from which the patient is discharged to when the bill is issued to the third party payor.  Furthermore, we are hiring additional personnel so we can better process denial management.   Both of these improvements will enhance our cash flow while reducing our bad debts expense.

•

Information System – We are in the process of standardizing our information technology across an enterprise-wide information system.  Currently, our facilities are retaining the same information system they have been operating prior to our acquisition.  By placing all of our facilities across an enterprise-wide platform, we expect to be able to make more informed strategic managerial decisions for the entire company.  Furthermore, with a common platform, we expect that our facilities in our inter-entity network will be better able to share “best practices”.

Improve Expense Management

We intend to leverage our inter-entity network to further improve our cost structure by obtaining significant cost savings to our business.  The following practices and initiatives reflect our commitment to leveraging our inter-entity network:

•

Managing Supplies Inventories – We are in the process of developing a group purchase order method that will allow us to use our economies of scale to negotiate with various vendors and obtain favorable pricing terms for our medical supplies.  By obtaining favorable terms, we expect to reduce medical supplies expense.

•

Managing Costs – We intend to reduce or eliminate duplicate resources.  We are in the process of centralizing our billing function.    We expect that by eliminating the duplicate business offices that exist in all our facilities, we can increase the productivity of the business office personnel and reduce excess personnel.  This would result in significant savings in our salaries and wages expense.

Acquisitions

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Our parent corporation has guaranteed the payment of up to six (6) monthly rent installments which approximates $352,000.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark.  Pacer Sub received a sixty percent (60%) equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.   Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of MGBMH.  The total purchase amount was $1,108,676.  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation (“PHMC”), entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Camelot”) to acquire certain assets used in the operation of South Cameron Memorial Hospital (“SCMH”).  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock which had a fair value of $1,100,000.

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

Operations

Most of our general acute care hospitals provide medical and surgical services, including inpatient care, psychiatric diagnostic services and emergency services. The general acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy.  Our psychiatric hospitals provide therapeutic programs including for adult psychiatric care, adult drug abuse treatment and counseling.

Each of our hospitals has a local board of trustees that includes members of the hospital’s medical staff as well as community leaders. Each board establishes policies concerning medical, professional and ethical practices, monitors these practices, and is responsible for reviewing these practices in order to determine that they conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs.

In addition to providing access to capital resources, we make available a variety of management services to our hospitals. These services include, among other things:

•	accounting, financial, tax and reimbursement management;

•	clinical management and consulting;

•	construction oversight and management;

•	corporate ethics and compliance;

•	education and training;

•	employee benefits;

•	HIPAA compliance;

•	human resources management;

•	information and clinical systems;

•	internal auditing and consulting;

•	legal management;

•	managed care contracting;

•	materials management;

•	physician recruiting;

•	physician services management;

•	quality resource management;

•	risk management; and

•	revenue and cash cycle management.

Marketing

We offer various medical services, specifically, general acute medical care, and geriatric psychiatric services.  Our marketing effort has been focused primarily on brand awareness among physicians.  We have hired marketers who have devoted significant portions of their time developing physicians’ awareness of our facilities.  Furthermore, we have advertised publicly through television, radio, newspapers and billboards in the local markets.  We believe that as we continue to increase our brand awareness, our patient volume will increase.

Competition

Generally, our hospitals, in the local and surrounding communities served by our hospitals, provide services similar to those offered by other hospitals in the area.  The rates charged by our hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and some others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support may not always be available to our hospitals.  Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospital competes with both local and regional hospitals, including the psychiatric units of other general acute care hospitals.

State certificate of need (“CON”) laws, which place limitations on a hospital’s ability to expand hospital services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition.

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

Intellectual Property

We are in the process of registering a variety of service marks, trademarks and trade names for use in our business, including: “Pacer Healthcare”, “Pacer Health” and “Pacer Hospital”.

We regard our intellectual property and brand awareness to be an important factor in the marketing of our Company in its growth stage.  We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

Insurance and Risk Management

Our business exposes us to the risk of liabilities arising out of our operations.  For example, liabilities may arise out of claims of patients, employees or other third parties for personal injury or property damage occurring in the course of our operations.  The healthcare industry, in general, is subject to substantial risk of malpractice claims resulting from personal injuries of patients.  In our case, in particular, we face potential malpractice claims arising out of the treatment of patients who are treated in our acute care facilities.  We currently maintain malpractice insurance coverage in excess of $1 million, with various levels of per claim deductibles.  Currently, none of our policies require any collateral.  We evaluate, based on historical data and overall trends in the industry, the level of risk we have with regards to a potential malpractice claim.  We adjust our coverage based on these factors to ensure we have provided sufficient coverage.  However, we cannot provide assurances that any claims against will be completely covered by our insurance polices.  Such a claim could have an adverse impact on the business, financial condition, cash flows and results of operations.

Employees

On December 31, 2006, we employed over 500 full-time employees.  We also employed various doctors as independent contractors to perform the healthcare services at all of our facilities.  None of our employees are represented by unions.  We consider our employee relations to be in good standing.  The majority of our physicians are currently employed under exclusive contracts with the Company.  Furthermore, certain key members of management are also employed under exclusive contracts which include non-compete covenants.

Regulation

All participants in the healthcare industry are required to comply with extensive government regulations at the Federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, and our hospitals may lose their licenses and ability to participate in government programs. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current Federal, state and local regulations and standards.

Hospitals are subject to periodic inspection by Federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, as of December 31, 2006, all of our hospitals, except for our facilities in Cameron and Lake Charles, were accredited by The Joint Commission. The Joint Commission accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid.

Utilization Review.  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services (“DHHS”) that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

Fraud and Abuse Laws.  Participation in the Medicare and/or Medicaid programs is heavily regulated by Federal statutes and regulations. If a hospital fails to comply substantially with the numerous Federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

•	Making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;

•	Paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a Federal or state health program; or

•	Failing to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise failing to properly treat and transfer emergency patients.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a Federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in Federal and state healthcare programs.

The anti-kickback provision of the Social Security Act prohibits the payment, receipt, offer or solicitation of anything of value, whether in cash or in kind, with the intent of generating referrals or orders for services or items covered by a Federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from Federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved.

The Office of Inspector General (“OIG”) of DHHS is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:

•	Payment of any incentive by a hospital each time a physician refers a patient to the hospital;

•	Use of free or significantly discounted office space or equipment;

•	Provision of free or significantly discounted billing, nursing or other staff services;

•	Free training (other than compliance training) for a physician’s office staff, including management and laboratory technique training;

•	Guarantees which provide that if a physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	Low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	Payment of the costs for a physician’s travel and expenses for conferences;

•	Payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or

•	Purchasing goods or services from physicians at prices in excess of their fair market value.

We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts,  independent contractor agreements and professional service agreements.  The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We seek to structure each of our arrangements with physicians to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that our business arrangements are in compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

The Social Security Act also includes a provision commonly known as the “Stark law”. This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship. These types of referrals are commonly known as “self referrals”. Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital that is not a specialty hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and regulations.

Many states in which we operate also have adopted, or are considering adopting, laws similar to the Federal anti-kickback and Stark laws. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.

Corporate Practice of Medicine and Fee-Splitting.  Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own hospitals, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We attempt to structure our arrangements with healthcare providers to comply with the relevant state laws and the few available regulatory interpretations.

Emergency Medical Treatment and Active Labor Act.  All of our general acute care facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This Federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital.

During 2003, Centers for Medicare and Medicaid Service (“CMS”) published a final rule clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

CMS’s rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our hospitals will comply with any new requirements.

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

Civil liability under the Federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the Federal False Claims Act, including claims submitted pursuant to a referral found to violate the anti-kickback statute. Although liability under the Federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the Federal government, the Federal False Claims Act defines the term “knowingly” broadly. Although simple negligence generally will not give rise to liability under the Federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.

Healthcare Reform.  The healthcare industry continues to attract much legislative interest and public attention. The Medicare Modernization Act (“MMA”) introduced changes to the Medicare program. Many of MMA’s changes went into effect January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides Federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes MedPAC to study the effects of rural hospital reimbursement in current and anticipated reimbursement methodologies.

In recent years, Medicaid enrollment has grown as more people became eligible for the program. At the same time, healthcare costs have been rising, forcing states to address Medicaid cost-containment. Healthcare costs, demographics, erosion of employer-sponsored health coverage and potential changes in Federal Medicaid policies continue to put pressure on state Medicaid programs. Policymakers in many states are evaluating the Medicaid programs in their states and considering reforms. Also, the number of persons without health insurance has risen. We anticipate that the Federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the healthcare delivery system to provide coverage for more or all persons.

Conversion Legislation.  Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

Certificates of Need.  The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in two states that have adopted certificate of need laws — Georgia and Kentucky. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

HIPAA Transaction, Privacy and Security Requirements.  Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The Federal regulations are intended to protect the privacy of healthcare information and encourage electronic commerce in the healthcare industry.

Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by DHHS when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status. We have implemented or upgraded, or are in the process of upgrading, computer systems utilizing a third party vendor, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors.

HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. DHHS published on January 23, 2004 the final rule establishing the standard for the unique health identifier for healthcare providers. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier.

HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology.

DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order for them to perform functions on our facilities’ behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties. Compliance with these standards requires significant commitment and action by us.

Patient Safety and Quality Improvement Act of 2005.  On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or Federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs will be certified by the Secretary of the DHHS for three-year periods after the Secretary develops applicable certification criteria. PSOs will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies. We will monitor the progress of these voluntary reporting programs and we anticipate that we will participate in some form when the details are available.

Medical Malpractice Tort Law Reform.  Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. In 2006, most states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the Federal level that could preempt additional state legislation in this area.

Environmental Regulation.  Our healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of healthcare facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that such compliance costs will be significant in the future.

Sources of Revenue

General

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients.

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general acute care hospitals located in the United States are certified as health care services providers for persons covered under Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit our ability to increase revenues in response to increasing costs.  Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs or PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage.

Medicare

Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a (“DRG”), based upon the patient’s condition and treatment during the relevant inpatient stay. For the Federal fiscal year 2007, each DRG is assigned a payment rate using 67% of the national average charge per case and 33% of the national average cost per case. For the Federal year 2008, each DRG is assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case. For the Federal fiscal year 2009, each DRG is assigned a payment rate using 100% of the national average cost per case. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the Federal fiscal year (i.e., the Federal fiscal year beginning October 1, 2006 is referred to as the 2007 Federal fiscal year). The index used to adjust the DRG rates, known as the “market basket index”, gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full “market basket index” for the Federal fiscal years 2004, 2005, 2006 and 2007 or 3.4%, 3.3%, 3.7% and 3.4%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the Federal fiscal year 2007 if patient quality data is not submitted. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. All of our hospitals qualify to receive Medicare disproportionate share payments. With regards to the Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective April 1, 2004.

We receive Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however, it reduces the amount these hospitals would receive in hold harmless payment by 5% in 2006, 10% in 2007 and 15% in 2008.

Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. For Federal fiscal year 2004 skilled nursing facility PPS payment rates are increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the skilled nursing facility PPS in July 1998. For Federal fiscal year 2005, skilled nursing facility PPS payment rates were increased by the full market basket of 2.8%. For Federal fiscal year 2006, skilled nursing facility PPS payment rates were increased 3.1%. For Federal fiscal year 2007, skilled nursing facility PPS rates were increased by the full SNF market basket index of 3.1%.

Medicaid

Medicaid programs are funded jointly by the Federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Federal government and many states are currently considering altering the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. We can provide no assurance that reductions to Medicaid fundings will not have a material adverse effect on our results of operations.

Managed Medicaid

Managed Medicaid programs relate to situations where states contract with one (1) or more entities for patient enrollment, care management and claims adjudication. The states usually do not abdicate program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state specific.  As of December 31, 2006, only our Greensboro, Georgia facility was subject to a Managed Medicaid program.

Annual Cost Reports

All hospitals participating in the Medicare, Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to or from us under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

Commercial Insurance

Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

Risk Factors

Our business, financial condition, results of operations and prospects, and the prevailing market prices and performance of our common stock may be adversely affected by a number of factors, including, but not limited to, the matters discussed below.

Our Potential Inability to Implement Our Growth Strategy May Negatively Affect Our Operations

Our business strategy focuses on growing revenue and operations primarily through acquisitions of various healthcare entities.  The success of our growth strategy will depend on a number of factors including our ability to:

•

assess the value, strengths and weaknesses of acquisition candidates;

•

evaluate the costs and projected returns of integrating our operations;

•

promptly and successfully integrate acquired businesses with existing operations; and

•

obtain financing to support this growth.

If we fail to successfully implement our growth strategy, our operations may negatively be impacted due to a higher cost structure resulting from our inability to leverage economies of scale and our inability to raise financing to sustain fluctuations in working capital.

We May Not Be Able To Identify Suitable Acquisition Candidates For Our Business

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

The Demands on Our Resources Due to Potential Growth May Negatively Impact our Operations

Our anticipated growth could place significant demands on our managerial, operational and financial resources.  These demands are due to our plans to:

•

acquire and integrate healthcare facilities;

•

increase the number of our employees;

•

expand the scope of our operating and financial systems;

•

broaden the geographic area of our operations;

•

increase the complexity of our operations;

•

increase the level of responsibility of management personnel; and

•

continue to train and manage our employee base.

Our managerial, operational and financial resources, now and in the future, may not be adequate to meet the demands resulting from our expected growth.  As a result of these demands, our operations may suffer.

We Need to Improve Our Information Systems or Our Operations Would Suffer

We will need to make improvements to our information system and integrate information systems as a result of our current acquisitions and from potential future acquisitions.  We need to acquire an enterprise-wide information system that will provide for uniform accounting and patient services. We also need to hire more accounting and information systems personnel.  We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our information systems.  Failure to fully integrate and enhance our current and future information system or hire additional personnel could have a material adverse effect on our business, financial condition, results of operation and growth prospects by increasing our time to gather financial information and make business strategy and managerial decisions based upon the information.

We May Have Difficulties Integrating Acquired Businesses with Our Company which Could Harm Our Operations

Until we complete and install our information system, we will use and depend upon the information and operating systems of our acquired entities.  We have not been able to efficiently combine our operations with those we currently have without encountering difficulties.  These difficulties result from having different and potentially incompatible operating practices, computers or other information systems.  By consolidating personnel with different business backgrounds and corporate cultures into one company, we experience additional difficulties in gathering financial information.  As a result, we may not be able to make business strategy and managerial decisions based upon the information.

We May Incur Unexpected Liabilities When We Acquire Businesses

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

Without Additional Capital We Will Not Be Able to Grow

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

Our Failure To Repay Convertible Debentures May Result In A Change Of Control

Our ability to repay the convertible debentures is dependent upon our successful execution of our business strategy.  If we do not successfully execute our business strategy, we may be unable to generate sufficient funds to repay certain convertible debentures upon maturity.  If we are unable to repay certain convertible debentures, Cornell Capital Partners LP (“Cornell”) will be able to convert the outstanding principal balance into a significant amount of shares of our common stock.  This amount will be enough for Cornell to assume control of the Company.  If Cornell assumes control of the Company, they may choose to liquidate the operations and divest the Company of all of its operating assets in order to satisfy the outstanding principal balance and related interest.

Our Revenues May Decline if Federal or State Medicare or Medicaid Programs or Commercial Insurance Providers Reduce Our Reimbursements

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

We May Be Subject to Allegations That We Failed to Comply With Governmental Regulation, which Could Result in Significant Expenses or Penalties

We are subject to many laws and regulations at the Federal, state and local government levels.  These laws and regulations require us to meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection.  Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that our health care facilities are properly licensed under applicable state laws and are in compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services.  If we fail to comply with applicable laws and regulations regarding, certification and accreditation, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other Federal and state healthcare programs.

We May Be Subject To Allegations That We Failed To Comply With “Anti-Kickback Statute” Provisions, Which Could Result In Significant Expenses Or Penalties

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three (3) times the total amount of the remuneration and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.

The Office of Inspector General at HHS (OIG), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts”. These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (l) certain “gainsharing” arrangements, i.e., the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to health care providers. These bulletins, along with the “Special Fraud Alerts” have focused on certain arrangements that could be subject to heightened scrutiny by government enforcement authorities, including contractual joint venture arrangements and other joint venture arrangements between those in a position to refer business, such as physicians, and those providing items or services for which Medicare or Medicaid pays.

In addition to issuing fraud alerts and special advisory bulletins, the OIG from time to time issues compliance program guidance for certain types of health care providers. In January 2005, the OIG published Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under Federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.

As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor, or that it is identified in a fraud alert or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. An adverse determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs.

We May Be Subject to Actions Brought by Individuals on the Government’s Behalf Under the False Claims Act’s “Qui Tam” Provisions

The “Qui Tam” or “whistleblower” provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.  Claims that may be alleged under the False Claims Act include, but are not limited to, inflated charges, submitting claims not eligible for reimbursement and submitting claims for unnecessary medical procedures.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government.  The False Claims Act defines the term “knowingly” broadly.  Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.  In some cases, whistleblowers or the Federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  These laws may also contain safe harbor provisions that describe some of the conduct and business relationships that are immune from prosecution. Some of our business arrangements may not fall within the safe harbors. This does not automatically render our arrangements illegal.  However, we may be subject to scrutiny by enforcement authorities who may determine that our business arrangements are not in compliance.  In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  Currently, we are not subject to these provisions.  However, in the future, if these types of claims were brought forth, it could adversely affect our operations, even if ultimately proven to be without merit, as time and expense would be incurred to defend such actions.

If We Become Subject to Malpractice and Related Legal Claims, We Could Be Required to Pay Significant Damages, Which May Not Be Covered By Insurance

We may be subject to medical malpractice lawsuits and other claims.  We currently maintain coverage in excess of $1 million.  However, it is possible that there may be successful claims against us in the future for amounts which exceed those set forth in the coverage amounts.  This could have an adverse effect on our financial condition.  Furthermore, we may not be able to obtain adequate insurance coverage with acceptable deductible amounts at a reasonable cost.

If We Fail to Effectively Recruit and Retain Physicians, Nurses and Medical Technicians, Our Ability to Deliver Healthcare Services Efficiently Will Suffer

Our success, in part, depends on the number and quality of physicians on our staff as well as the maintenance of good relations with these physicians.  We generally do not employ physicians.  Furthermore, there is a shortage of specialty care physicians, nurses and certain medical technicians.  As a result, our healthcare facilities are forced to hire expensive contract personnel since they are unable to recruit and retain full-time employees. This shortage of specialty care physicians, nurses and medical technicians will continue to affect our ability to deliver healthcare services efficiently.

Our Revenue is Concentrated Geographically which Subjects the Company to Regional Risks

Our revenue is heavily concentrated in Louisiana and Georgia, which makes us particularly sensitive to regulatory and economic changes in those states.  Our revenue primarily consists of reimbursements from private insurance companies, Medicare and the state Medicaid programs.  Our percentage of revenue in Georgia for year ended December 31, 2006 is 75.4%.  Our percentage of revenue in Louisiana for year ended December 31, 2006 is 24.6%.  We plan to acquire additional facilities in various states, including Georgia.  Accordingly, the concentration of revenue in Louisiana will be reduced as we acquire additional facilities outside of the state of Louisiana.  Furthermore, legislation and financial difficulties faced by various states can reduce our reimbursement.  We cannot predict with accuracy which legislation will pass.  Additionally, various state Medicaid programs are in various stages of financial difficulties and can result in lower reimbursement and correspondingly lower revenues.  Accordingly, if such legislation passed, and financial difficulties of the various state Medicaid programs remain unresolved, this could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulty Acquiring Healthcare Facilities on Favorable Terms

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

We May Have Difficulty Acquiring Healthcare Facilities Due to Governmental Regulations

Many states, including Georgia, which we intend to expand our operations in, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities.  In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets.  These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller.  These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition.  Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

Certificate of Need Laws and Licensing Regulations May Prohibit or Limit Any Future Expansion By Us In Some States

Some states, including Georgia, where we currently operate an acute care facility, require prior approval for the purchase, construction and expansion of healthcare facilities, based on a state’s determination of need for additional or expanded healthcare facilities or services.  We may not be able to obtain certificates of need required for expansion activities in the future.  If we fail to obtain any required certificate of need or licenses, our ability to operate or expand could be impaired.

We May Experience Significant Compliance Issues Under HIPAA’s Transaction, Privacy and Security Requirements

Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The Federal regulations are intended to encourage electronic commerce in the healthcare industry.

Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by the Department of Health and Human Services (“DHHS”) when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status.  HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions.  All healthcare providers will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007.  We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers.   On January 23, 2004, the DHHS published the final Standard Unique Health Identifier Rule for Health Care Providers. The Final Rule establishes a standard for assigning a unique health care provider identifier, or an NPI, and promulgates implementation specifications to guide health care providers in obtaining and using the NPI.  We are currently evaluating our compliance with these regulations and cannot predict the impact of such changes at this time.

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

Any Increase In Our Indebtedness May Limit Our Ability to Successfully Run Our Business

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

•

make us more vulnerable to economic downturns and to adverse changes in business conditions, such  as further limitations on reimbursement under Medicare and Medicaid programs;

•

limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

•

make us vulnerable to increases in interest rates should our bank credit agreement be at a variable rate of interest; and

•

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

Other Healthcare Facilities May Provide Similar Healthcare Services, Which May Raise The Level of Competition Faced by Our Healthcare Facilities

Competition among healthcare facilities has intensified in recent years.  The health care industry with respect to hospitals is limited to few competitors due to the high barriers of entry resulting from governmental regulations and its capital intensive nature.  Our hospitals generally have no competing hospital in the surrounding vicinity.  However, more recently, hospitals have been facing increasing competition from smaller providers who are not hospitals.  Specifically, we face competition from urgent care centers and other specialized care providers, including but not limited to physical therapy and diagnostic centers.  We may not be able to successfully compete with all of our competitors, especially with those competitors that are larger and have greater resources.   Furthermore, the presence of smaller providers may result in lower revenues which may have a material adverse effect on our business, financial condition, results of operation and growth prospects.

Other Healthcare Facilities May Use Equipment and Services That Are More Specialized Than Those Available At Our Facilities, Thus Potentially Making It Difficult for Us to Compete.

Other healthcare facilities may maintain and use equipment and services that are more specialized or advanced than those at our facilities.  Specifically, our Georgia facility faces competition from such a competing hospital.  Although the hospital is not located in the vicinity of the Georgia facility, it has been able to successfully attract certain patients who seek more advanced care through its various equipment which is more advanced than those in our Georgia facility, including but not limited to an magnetic resonance imaging (“MRI”) system and a real time three-dimensional ultrasound system.  While we are currently attempting to upgrade our equipment, it may be still be difficult for us to compete with this facility in attracting and retaining patients due to their more advanced technology.

Our Directors and Executive Officers Have Limited Industry Experience, But Our Success Depends on Such Persons

Some of our directors and executive officers have limited or no significant experience in the healthcare industry. Specifically, our Chief Executive Officer (Rainier Gonzalez) and Chief Financial Officer (John Chi) have limited healthcare industry experience while two (2) of our Directors have no healthcare experience (Rep. Marcello Llorente and Alfredo Jurado, Esq.).  Since our officers and directors set forth the business strategy of the Company and make significant managerial decisions, our success will depend on their ability to set forth a viable and successful strategy and execute successful managerial decisions.  However, our directors and executive officers may not ultimately be successful in the healthcare industry since certain officers and board members have limited or no healthcare industry experience.  In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

We Depend Heavily on Senior Management and Therefore the Loss of Such Persons Could Adversely Affect Our Business

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management, specifically John Chi and John Vincent, and the senior management of the companies we acquire.  Our current employment agreement with Mr. Gonzalez will terminate on August 31, 2007.  Our current employment agreement with Mr. Chi will terminate on July 4, 2007 and with Mr. Vincent on January 1, 2008.  We do not have key person life insurance policies covering any of our employees.  We will likely also depend on the senior management of any significant business that we acquire in the future.  If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholder Is Also Our Chief Executive Officer, and He Alone Is Able to Influence Corporate Action

As a result of his stock ownership and board representation, Rainier Gonzalez, who is also our Chief Executive Officer and Chairman of the Board of Directors, is in a position to influence our corporate actions in a manner that could conflict with the interests of our other stockholders, including but not limited to mergers/takeovers with other companies, dividend policies, stock splits and repurchases of stock.  Mr. Gonzalez owns 430,422,903 shares of our common stock, which is 73.87% of the 582,696,774 outstanding shares of our common stock on April 13, 2007.

Our Stock Price May Be Volatile

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

Shares Eligible For Future Sale May Have a Depressing Affect on Our Stock Price

We have a substantial number of authorized but unissued shares (347,303,226 shares) of our common stock.  We expect to issue additional shares of our common stock as part of the purchase price for future acquisitions.  We have issued to our employees, officers and directors restricted shares of our common stock.  These shares may be resold under Rule 144.  Currently, we have 443,274,117 shares of restricted stock issued to employees, officers and directors of which 9,279,018 will become unrestricted on December 31, 2007 and 7,470,528 will become unrestricted on December 31, 2008.

Our Common Stock Qualifies As A “Penny Stock” Under SEC Rules Which May Make It More Difficult For Our Stockholders To Resell Their Shares Of Our Common Stock

The holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of our common stock is less than $5.00 per share, our common stock qualifies as a “penny stock”.  SEC Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor”.  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only A Small Portion Of The Investment Community Will Purchase “Penny Stocks” Such As Our Common Stock

Our common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share. Our common stock also meets most common definitions of a “penny stock” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for our common stock as long as it remains a “penny stock”. This situation may limit the liquidity of your shares.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased premises at 7759 NW 146th Street, Miami Lakes, Florida 33016.  As of December 31, 2006, we leased the real estate for a psychiatric hospital in Lake Charles, Louisiana and the hospital in Barbourville, Kentucky.  We currently lease the real estate for our medical facility in Greensboro, Georgia as a result of a sales-leaseback transaction.  We consider these facilities to be in good operating condition and suitable for their current use.  We do not expect that we will need to make significant capital expenditures on these facilities in the near future.

ITEM 3.	LEGAL PROCEEDINGS

Alliance Emergency Group, Inc. and Greene Emergency Physicians, LLC v. Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc.

In connection with its acquisition of MGBMH, the Company defended a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP alleged that in June 2004 Defendants breached its ER physician staffing contract.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was payable on or before March 1, 2007 and the remaining $400,000 was payable over 36 months.

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

The Company is subject to various lawsuits and unasserted claims from patients and service providers.  The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage.  Amounts due to vendors have been accrued as of December 31, 2006.

Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the NASDAQ Over-the-Counter Bulletin Board (the “OTC”) under the symbol “PHLH” on February 20, 2004.  Prior to that date, our common stock traded under the symbol “INFE”.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2005, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH	LOW
2007:
First Quarter	$0.02	$0.02
2006:
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.02	$0.01
2005:
First Quarter	$0.02	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.02	$0.01

Pacer presently is authorized to issue 930,000,000 shares of common stock, par value $0.0001 per share.  As of April 13, 2007, there were 582,696,774 shares of common stock issued and outstanding.

Pacer is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, none of which is outstanding.  One (1) share of preferred stock was previously designated as Series A Convertible Preferred, which was previously issued to Rainier Gonzalez in 2004 and since converted into 318,822,903 shares of our common stock.  All of the other preferred stock is undesignated and may not be designated or issued by our Board of Directors without prior stockholder approval.

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

Stockholders

The number of registered stockholders on December 31, 2006 was 169 based on information furnished to us by our Transfer Agent.

Penny Stock

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three (3) years) or $10 million (if in continuous operation for less than three (3) years), or with average revenues of less than $6 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Transfer Agent

The Company’s Transfer Agent is Computershare Trust Co., Inc., located in Denver, Colorado.

Recent Sales Of Unregistered Securities

During the last three (3) years, Pacer issued the following unregistered securities:

Amount of Shares Issued	Date Issued	Issued To	Price/Purpose
2,000,000	1/7/04	J. Scafidi	Price- $0.021 per share (In settlement of prior consulting services on business development)
476,190	1/7/04	Newbridge Securities Corporation	Price- $0.021 per share (Placement Agent fee)
318,822,903	1/8/04	R. Gonzalez	Conversion of preferred stock
1,600,000	1/27/04	J. Dodrill	Price- $0.02 per share (In settlement of preacquisition legal fees liability)
25,000	1/28/04	V. Blanco	Price- $0.02 per share (satisfaction of loan)
2,000,000	2/4/04	D. Byrns	Price- $0.021 per share (pursuant to an employment agreement)
50,000	2/9/04	J. Stanger	Price- $0.025 per share (in accordance with consulting agreement for patient billing consulting)
50,000,000	2/10/04	Butterworth Investments	Price- $0.022 per share (acquisition of the operations of South Cameron Memorial Hospital in Cameron, LA)
1,000,000	2/23/04	J. Getter	Price- $0.029 per share (in accordance with consulting agreement for business development services)
600,000	3/29/04	J. Stanger	Price- $0.018 per share (in accordance with consulting agreement for patient billing consulting)
200,000	6/7/04	G. Williams, J. Peterson	Price- $0.025 per share (in accordance with consulting agreement for website consulting)
2,000,000	10/11/04	J. Chi	Price- $0.015 per share (pursuant to an employment agreement)
40,000	10/11/04	T. Vidal	Price- $0.044 per share (pursuant to an employment agreement)
8,000,000	3/8/05	D. Byrns	Price- $0.021 per share (pursuant to an employment agreement)
112,350	5/23/05	GEI Enterprises LLC	Price- $0.02 (per rental agreement)
100,000	6/8/05	M. Llano	Price- $0.03 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
3,000,000	7/5/05	J. Chi	Price- $0.015 per share (pursuant to an employment agreement)
100,000	7/6/05	M. Llano	Price- $0.024 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
50,000	8/11/05	M. Llorente	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	E. Marini	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	A. Jurado	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	E. Pantaleon	Price- $0.02 per share (Director’s fees)
100,000	8/22/05	M. Llano	Price- $0.021 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
66,667	11/10/05	M. Llorente	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	E. Marini	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	A. Jurado	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	E. Pantaleon	Price- $0.015 per share (Director’s fees)
300,000	11/14/05	M. Llano	Price- $0.015 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
3,000,000	11/15/05	T. Vidal	Price- $0.015 per share (pursuant to an employment agreement)
100,000	12/14/05	M. Llano	Price- $0.015 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
100,000	1/9/06	M. Llano	Price- $0.02 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
5,000,000	7/21/06	J. Chi	Price- $0.015 per share (pursuant to an employment agreement)
40,000	8/9/06	M. Llorente	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	E. Marini	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	A. Jurado	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	E. Pantaleon	Price- $0.025 per share (Director’s fees)
2,000,000	9/30/06	T. Vidal	Price- $0.015 per share (pursuant to an employment agreement)
52,632	11/13/06	M. Llorente	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	E. Marini	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	A. Jurado	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	E. Pantaleon	Price- $0.019 per share (Director’s fees)
2,000,000	3/19/07	J. Vincent	Price- $0.02 per share (pursuant to an employment agreement)
50,000	3/19/07	M. Llorente	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	E. Marini	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	A. Jurado	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	E. Pantaleon	Price- $0.02 per share (Director’s fees)

Equity Compensation Plan Information

As of  December 31, 2006, the Company has not adopted a formal equity compensation plan.  The Company has issued restricted stock to key individuals in accordance with various consulting and employment agreements.

Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2001 through December 31, 2006 with the performance of: (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s Healthcare Composite Index.  The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance.  The graph and table assume investments of $100 in our stock and each index on December 31, 2001.

 Cumulative Total Return

	12/01	12/02	12/03	12/04	12/05	12/06

Pacer Health Corporation	100.00	84.38	62.50	46.88	50.00	50.00
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
S&P Health Care	100.00	81.17	93.40	94.96	101.10	108.71

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

You should read the following discussion in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-KSB, and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

Overview

Pacer is a provider of healthcare services with a primary focus on acquiring and restructuring hospitals.  As of December 31, 2006, we owned and operated the following healthcare facilities:

•

South Cameron Memorial Hospital, Cameron, LA;

•

Calcasieu-Oaks Behavioral Center, Lake Charles, LA;

•

South Cameron Rural Health Clinic, Grand Lakes, LA;

•

Minnie G. Boswell Memorial Hospital, Greensboro, GA;

•

Lakeside Medical Center, Greensboro, GA;

•

Women’s OB/GYN Center, Greensboro, GA; and

•

Knox County Hospital, Barbourville, KY.

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

As a result of the communities we operate in, we continue to provide services to a high volume of indigent and underinsured patients that has increased over prior years.  We believe that many factors affect the volume of indigent and underinsured patients, including the economy, inflation, recession or economic slowdown, consumer confidence, unemployment rates, changes in consumers’ health plans, and legislation affecting healthcare.  Accordingly, we expect to continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid.  However, unless our business mix shifts toward a greater number of insured patients, we anticipate this high level of uncollectible accounts to continue.

Furthermore, labor, agency and supply costs remain a significant cost pressure facing us as well as the industry in general.  We have made and continue to make strides in containing labor, agency and supply costs by implementing various cost control programs.  However, we expect that maintaining this level of cost control in an environment of increasing volumes of indigent and underinsured patients will continue to be a challenge.

Acquisitions

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, entered into an agreement (the “Agreement”) with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital (“KCH”) as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the KCH assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark.  Pacer Sub received a sixty percent (60%) equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense.

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of MGBMH.  The total purchase amount was $1,108,676.  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.

On March 22, 2004, our wholly-owned subsidiary, Pacer Health Management Corporation (“PHMC”), entered into an Asset Purchase Agreement with Camelot Specialty Hospital of Cameron, LLC (“Camelot”) to acquire certain assets used in the operation of South Cameron Memorial Hospital (“SCMH”).  As consideration for the acquisition, the Company issued 50,000,000 shares of its common stock which had a fair value of $1,100,000.

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

The net book value of goodwill at December 31, 2006 totaled $1,216,318, which represents 8.2% of the total assets at that date.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which require us to complete impairment tests on goodwill as of December 31, 2006.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Critical Accounting Policies And Estimates

General

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

The Company’s hospitals have agreements with third-party payors that provide for payments to the hospitals at amounts different from its established rates.  A summary of the payment arrangements with major third-party payors follows:

Medicare:  Inpatient acute care services and outpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates.  These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.  Inpatient nonacute services and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology.  The hospitals are reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the hospitals and audits thereof by the Medicare fiscal intermediary.  The hospitals claim Medicare payments based on an interpretation of certain “disproportionate share” rules.

Medicaid:  Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology.  The hospitals are reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the hospitals and audits thereof by the Medicaid fiscal intermediary.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

The hospitals also have entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations.  The basis for payment to the hospitals under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

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

Stock Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R.  SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.  In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date.  The only effect of applying the MPA method was a reclassification of deferred compensation, a contra equity account, into additional paid-in capital.

Prior to January 1, 2006, the Company accounted for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company’s common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation", and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounted for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the years ended December 31, 2005, there were no grants of stock options to either employees or non-employees.

On June 20, 2002, INFe issued 950,000 warrants to various consultants in exchange for their services.  These warrants have an exercise price of $0.50 per share and expire over a 5-year period.  The warrants were assumed by the Company in the reverse merger.  On April 1, 2006 the Company issued 35,000,000 warrants in connection with convertible debentures. The warrants have an exercise price of $0.02 and expire in 5 years from the issuance date.  The warrants may be cashless exercised if a related registration statement is not effective within 180 days from April 1, 2006.  These warrants are reflected as a warrant liability at December 31, 2006.  No other warrants were issued during the period ended December 31, 2006.

Critical Accounting Estimates

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

BALANCE SHEET OR INCOME STATEMENT CAPTION/ NATURE OF CRITICAL ESTIMATE ITEM	ASSUMPTIONS/ APPROACH USED	SENSITIVITY ANALYSIS
Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts, included in our balance sheets as of December 31, 2006 and December 31, 2005 was as follows:

•   December 31, 2006 — $13,079,845; and

•   December 31, 2005 — $4,402,894.

The largest component of bad debts in our patient accounts receivable relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

We verify each patient’s insurance coverage at the time of the scheduled admission or procedure, including eligibility, benefits and authorization / pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.

In general, we follow the following steps in collecting accounts receivable:

•   if possible, cash collection of deductibles, co-payments and self-pay accounts at the time service is provided;

•   billing and follow-up with third party payors;

•   utilization of collection agencies; and

•   if collection efforts are unsuccessful, write off of the patient accounts.

Our policy is to write off accounts after all legal actions have been exhausted. Patient responsibility accounts represent the majority of our write-offs. Generally, we do write off accounts at the time we utilize the services of a collection agency.

We determine the adequacy of the allowance for doubtful accounts reviewing our remittances against related charges.  We continually adjust our reserve based on our collection history.

If self-pay revenues during 2006 were changed by one percent (1%), our 2006 after-tax income from continuing operations would change by approximately $0.001 or diluted earnings per share of $0.001.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in Federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Revenue recognition / Allowance for contractual discounts

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

Our allowance for contractual discounts, included in our balance sheets as of December 31, 2006 and December 31, 2005 was as follows:

•   December 31, 2006 — $10,816,132; and

•   December 31, 2005 — $3,746,076.

We recorded contractual allowance discounts, included in our results of operations, was as follows (in thousands):

•   December 31, 2006 — $13,633,127; and

•   December 31, 2005 —$9,695,457 of which $2,224,000 was a change in estimate.

Revenues are recorded at estimated net amounts due from patients, third-party payors and others for healthcare services provided. Estimates for contractual allowances are calculated based solely on historical collections from payors based on the type of service provided. All contractual adjustments regardless of type of payor or method of calculation are reviewed continually and compared to actual experience.

	Governmental payors	Governmental payors

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

For our critical access acute care facility in Greensboro,  Georgia and our geriatric psychiatric facility in Lake Charles, Louisiana , there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to settlements decreased our revenues by the following amounts:

•   2006 — $1,744,541.

•   2005 — $887,084.

A change in the settlement of five percent (5%) would result in a charge to our results of operations of $87,227.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate reasonable costs and predetermined reimbursement rates that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in Federal or state governmental healthcare coverage.

A significant increase in our allowance for contractual discounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

	Non-Governmental payors	Non-Governmental payors

For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled.

Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

If our overall estimated contractual discount percentage on all of our non-governmental revenues during 2006 were changed by one percent (1%), our 2006 after-tax income from continuing operations would change by approximately $0.001 million.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our goodwill included in our consolidated balance sheets as of December 31, 2006 and December 31, 2005 was as follows:

•   December 31, 2006 — $1,216,318; and

•   December 31, 2005 — $2,796,452.

The decrease in our goodwill during 2006 was primarily the result of the disposal of our majority interest in Southpark Community Hospital.

We follow the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of December 31 of each year. We determine fair value using a discounted cash flow analysis. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are derived internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

We performed our annual testing for goodwill impairment as of December 31, 2005 and 2006 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If ten percent (10%) of the non-depreciable assets acquired during 2006 were allocated to a depreciable asset with an average life of twenty (20) years, depreciation expense would have increased by approximately $12,770 in 2006.

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets as of December 31 for the following years were as follows:

•   2006 — $3,065,302; and

•   2005 — $303,646.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31 for the following years were as follows:

•   2006 — $3,065,302; and

•   2005 — $303,646.

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.

The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

We have subsidiaries with a history of tax losses and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for income tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $3,173,323 on December 31, 2006 and  $303,646 on December 31, 2005.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to ten percent (10%) of our taxable loss for 2006, we would incur $734,515 of additional tax payments plus applicable penalties and interest.

In addition, significant judgment is required in determining and assessing the impact of certain tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.

We adjust the accruals related to tax contingencies as part of our provision for income taxes in our results of operations based upon changing facts and circumstances, such as progress of a tax audit, development of industry related examination issues, as well as legislative, regulatory or judicial developments. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s judgment regarding such likelihood. We compute the tax and related interest on each contingency. We then determine the amount of loss, or reduction in tax benefits based upon the foregoing and reflect such amount as a component of the provision for income taxes in the reporting period.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.

Reported Operating Data

	Years Ended December 31,
			2006 vs. 2005
			Variance
			Favorable /
($ in millions)	2006	2005	(Unfavorable)	% Variance

Revenue:
Acute Care	$11.063	$5.097	$5.966	117.0
Psychiatric Care	3.400	5.122	(1.722)	(33.6)
Rural Health Clinic	.197	.166	.031	18.7

Total revenue	$14.660	$10.385	$4.275	41.2

Selling, general & administrative expenses	(19.677)	(12.014)	(7.663)	(63.7)
Depreciation and amortization	(.139)	(.085)	(.047)	(63.5)
Management fees income	.175	.926	(.751)	(81.1)
Other income	.635	.607	.061	4.61
Other interest expense	(1.128)	(.078)	(.869)	(1,346.1)

Income from continuing operations	(5.474)	(.259)	(7.923)
Discontinued operations, net of gain on disposal	(2.163)	(.640)

Net income / (loss) before income taxes	$(7.637)	$(.899)	$(6.446)	(749.5)

Patient Days:
Acute Care	4,054	4,557
Psychiatric Care	5,954	4,857

	Years Ended December 31,
	% 2006	% 2005

Payor mix concentration
Medicare	32.48	28.36
Medicaid	13.56	11.34
Blue Cross / Blue Shield	2.91	4.72
Commercial Insurance	6.62	5.92
Private / Self-Pay	44.43	49.66

Total	100.0	100.0

Results Of Operations For The Fiscal Year Ended December 31, 2006, Compared To Fiscal Year Ended December 31, 2005.

The Company had revenues $14,835,282 and $11,310,642 in the years ended December 31, 2006 and 2005, respectively, an increase of $3,524,640 or 31.1%.  Our revenues increased for the year ended December 31, 2006 from the year ended December 31, 2005 primarily as a result of our inclusion of the full year results of our facility in Greensboro, Georgia. The increase was partially offset by a lack of revenue stream for our Cameron, Louisiana facility which has remained closed during the year ended December 31, 2006.  The closure was the direct result of the destruction of our acute care facility from Hurricane Rita.  However, we anticipate that our Cameron facility will reopen in June 2007.  Additionally, we have experienced decreased patient days in our Lake Charles, Louisiana facility as a result of the slow return of the area population.  Revenue includes reimbursement amounts billed to Medicare, Medicaid and private insurance companies.  These amounts are shown at the gross amount billed less contractual allowances.  Revenue also includes management fees and other operational income.

The Company had total operating expenses of $19,817,171 and $12,099,132 in the years ended December 31, 2006 and 2005, respectively, an increase of $7,718,039 or 63.7%.    Our expenses increased significantly for the year ended December 31, 2006 from the year ended December 31, 2005 primarily as a result of our inclusion of the full year results of our facility in Greensboro, Georgia.  Our bad debts expense has increased as a direct result of the increase of indigent patients we have served at our Greensboro facility.  Furthermore, our operating costs include increased legal fees which we have incurred in connection with our attempts to reopen our Cameron facility as well as fees incurred to defend the Company in certain lawsuits at our Greensboro facility.  Our operating costs also remain disproportionately high as a result of our retention of key personnel from our Cameron facility.  We anticipate operating costs will increase slightly upon the reopening of our Cameron facility in June 2007.  However, we expect our consolidated operating expenses to be proportional to our consolidated net revenues as a result of the revenue stream from the Cameron facility.

The Company had a net loss of $7,636,744 and $899,039 in the years ended December 31, 2006 and 2005, respectively.  The loss per share was approximately $(0.01) and $(0.00) in the years ended December 31, 2006 and 2005, respectively.  The loss is the result of lower revenues due to the destruction of our facility in Cameron and the slow return of the area population in Lake Charles as well as the disproportionately high cost structure we have maintained during the rebuilding process.  We anticipate that we will mitigate such losses in 2007 as a result of the reopening of our Cameron facility.  We also anticipate the addition of our Barbourville, Kentucky facility to contribute to an increase in net income for 2007.  Furthermore, this net loss was also the result of our acquisition of the majority interest of Southpark Community Hospital LLC, which we divested on September 29, 2006.  On December 6, 2005, we acquired a sixty percent (60%) interest in Southpark.  During the nine months ended September 30, 2006, Southpark incurred an operating loss of $3,596,921.  The loss was primarily attributable to the inherited cost structure of Southpark and the low revenues generated due to the start-up nature of the operations.

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

The Company incurred interest expense of $1,127,663 and $77,794 for the years ended December 31, 2006 and 2005, respectively, an increase of $1,049,869 or 1,349.5%.  The increase is primarily due to the issuance of outstanding convertible debentures we had issued to Cornell in April 2006 and May 2006.  The amortization of debt discount related to these convertible debentures is included in interest expense.  For the year ended December 2006, the amortization of debt discount included in interest expense was $650,392.  We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations.   Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

The provision for income taxes for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.  Any tax benefit generated by our loss was offset by a deferred tax asset allowance.  Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of tax deductible goodwill and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity And Capital Resources

We had cash of $396,033 and $1,219,225 as of December 31, 2006 and 2005, respectively.   Cash used in operations was $4,482,845 for the year ended December 31, 2006 and $391,483 for the year ended December 31, 2005.  The decrease in cash was due primarily to our restructuring of our operations in our facilities, specifically Southpark Community Hospital, which was sold in September 2006.  During the year, our accounts payable increased $2,014,364 and our Medicare payable increased $1,744,873, which was offset by a gain on the sale of our majority interest in Southpark of $1,433,895, which includes $3,000,000 bad debts expense related to a note receivable received as part of the sale of its majority interest in Southpark, and depreciation expense of $1,215,380.  Our patient accounts receivable increased $5,499,028 and was offset by an increase in bad debts expense of $3,956,709.

Net Cash provided by investing activities was $1,032,243 for the year ended December 31, 2006, compared to $1,232,543 for the same period in 2005.  Net cash provided by investing activities included proceeds of $780,000 from the sale of the nursing home asset which was not treated as a financing for accounting purposes.  Net cash was also provided by investing activities during the year ended December 31, 2006 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $239,479 offset by a cash overdraft of $226,333 and cash acquired in acquisition of subsidiaries of $340,389.

Net Cash provided in financing activities was $2,627,410 for the year ended December 31, 2006, compared to cash used of $644,862 in the same period for 2005.  Net cash provided in financing activities during the year ended December 31, 2006 was primarily attributable to the issuance of convertible debentures (net of related expenses) to Cornell Capital Partners, L.P. for $1,732,758 offset by a $250,000 redemption of convertible debenture, cash overdraft of $317,658, proceeds of $849,000 from related party loans offset primarily by repayments of $865,529 for related party loans, repayments of $832,599 for loans payable, repayments of $287,285 for capitalized lease obligations, repayments of $566,610 for notes payable offset by a contribution of $639,739 by the minority interest and proceeds of $1,810,000 from the sale of our nursing unit and property which was treated for accounting purposes as a financing.

On April 1, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell, pursuant to which the Company issued to Cornell secured convertible debentures (the “Debentures”) in the amount of $2,000,000, of which $1,000,000 was will be funded on or about April 6, 2006 and $1,000,000 will be funded two (2) business days prior to the date a registration statement is filed with the SEC pursuant to which the Company will seek registration of the shares of its common stock issuable upon conversion of the Debentures and a related warrant to purchase 35,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrant”). The Warrant has a 5-year term.

The Debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 10% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the Debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.05 (the “Fixed Conversion Price”) or (b) 95% of the lowest Volume Weighted Average Price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Fixed Conversion Price and the Market Conversion Price are collectively referred to as the “Conversion Price.” The Conversion Price may be adjusted pursuant to the other terms of the Debentures.

The Debentures permit the Company to redeem, with three (3) business days advance written notice to Cornell, a portion or all amounts outstanding under the Debentures prior to the maturity date. The Company will pay an amount equal to the principal amount outstanding and accrued interest thereon being redeemed, plus a redemption premium of twenty percent (20%) of the amount redeemed. In the event the Company redeems a portion or all amounts outstanding under the Debenture within sixty (60) days from April 1, 2006, then the Company will pay an amount equal to the principal amount plus accrued interest thereon being redeemed, plus a redemption premium of five percent (5%) of the amount redeemed.

In the event that the Company elects to redeem a portion of the outstanding principal amount plus accrued interest under the Debentures, Cornell will be permitted to convert all or any portion of the Debentures during the three (3) business days notice period.

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

Impact Of Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”. This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and/or method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 and do not expect the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

 In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.

As of December 31, 2006, the following contractual obligations were outstanding:

The following table summarizes our payment obligations under certain contracts at December 31, 2006:

Payments Due by Period
	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Total Medicare payable (Note 10)*	3,644,877	1,717,825	1,737,979	189,073	--
Notes Payable (Note 8)*	873,083	223,265	624,024	25,794	--
Operating lease commitments (Note 11)*	5,763,233	1,482,786	3,981,122	299,325	--
Total	10,281,193	3,423,876	6,343,125	514,192	--

 *  See Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements.

None.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Pacer and of its subsidiaries are attached to this Annual Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 15, 2007, the Directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position(s)	Period Served

Rainier Gonzalez	34	Chairman, CEO and President	June 2003 to date
Eric Pantaleon, M.D.	45	Director	July 2003 to date
Alfredo Jurado	34	Director	July 2003 to date
Marcelo Llorente	30	Director	March 2005 to date
Eugene Marini	45	Director	March 2005 to date
John Vincent	40	Chief Operating Officer	January 2007 to date
J. Antony Chi	33	Chief Financial Officer	July 2004 to date

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

Rainier Gonzalez, President, Chief Executive Officer and Chairman.  Mr. Gonzalez has been President, Chief Executive Officer, Secretary and Chairman of the Company since June 26, 2003.  Prior to founding Pacer Health Corporation, Mr. Gonzalez served as a principal in two (2) South Florida financial services firms, both of which he also helped found in 2002.  From 2000 to 2002, Mr. Gonzalez served as vice president of business development, and principal, for Brick Mountain LLC, an Internet company that was sold to Jupiter Media (Nasdaq: JUPM).  From 1999 to 2000, he was an associate in the Washington D.C. law firm of Sidley Austin Brown & Wood, where he worked in the securitization and structured finance department.  Mr. Gonzalez earned his bachelor’s degree in political science from Florida International University in 1995, and his law degree, magna cum laude, from the Indiana University School of Law in 1998.  Prior to joining Sidley Austin Brown & Wood, he worked as a law clerk for Federal Judge Denny Chin of the Southern District of New York.

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

Eugene Marini, Director.  Mr. Marini has been a Director of the Company since March 2005.  Mr. Marini is currently the Chief Executive Officer of Oakridge Outpatient and Surgical Center, which he joined in 2004.  Prior to joining Oakridge, Mr. Marini was Director of Operations at Catholic Health Services, Inc. from 2001 through 2004 where he oversaw the operations of three nursing homes, two (2) acute care rehabilitation hospitals, two (2) home health agencies and two (2) adult living facilities.  In 1999, Mr. Marini was recruited by Ruben King-Shaw, then Secretary of the Agency for Healthcare Administration of the State of Florida, to restructure the Agency’s Managed Care and Health Quality Division.  From 1994 to 1997, Mr. Marini was Chief Executive Officer of West Gables Rehabilitation Hospital, a 60 bed acute rehabilitation facility and 120 bed sub-acute facility, which he brought into JCAHO compliance.  Mr. Marini also served as Vice-President of Operations and Business Development at the Miami Heart Institute and Chief Executive Officer at Doctors Hospital of Hollywood.  Mr. Marini holds a master’s degree in public health and a bachelor’s degree in health administration from Florida International University.  He is a licensed nursing home administrator and member of the American College of Healthcare Executives.

Rep. Marcelo Llorente, Esq., Director.  Rep. Llorente has been a Director of the Company since March 2005.  Rep. Llorente currently represents District 116 in the Florida House of Representatives, to which he was elected to in 2002 and is currently the Chairman of the Judicial Committee.  Rep. Llorente is also an attorney with the law firm of Bryant, Miller & Olive, P.A., where he specializes in the areas of public finance and affordable housing.  Rep. Llorente is a member of the Florida Bar, American Bar Association, and Cuban-American Bar Association.  Rep. Llorente has been active in the “Amor en Acion: (Love in Action)” Latin American Missionary Group.  He also served as a Volunteer Law Student in the Leon County Teen Court program and as a certified legal intern providing legal representation to domestic violence victims through Florida State University’s Children Advocacy Center.  Rep. Llorente graduated cum laude from Tulane University with a bachelor’s degree and holds a law degree from Florida State University College of Law.

John Vincent, Chief Operating Officer.  Mr. Vincent has been with the Company since August 2004.  Prior to becoming Chief Operating Officer, Mr. Vincent served as Pacer Health’s chief nursing officer and director of hospital operations.  Mr. Vincent started with the Company as the director of nursing for South Cameron Memorial Hospital.  Prior to that, he served as the manager of the emergency department, operating room, medical surgical, and intensive care unit at Women and Children’s Hospital in Lake Charles, Louisiana from 1994 to 2004.  Prior to his work at Women and Children’s, he served as the emergency department technician and then the emergency department charge nurse at Lake Charles Memorial Hospital from 1989 to 1994.  Mr. Vincent holds a degree in nursing from Louisiana State University, as well as a master’s in nursing administration from Regents College, New York.  Mr. Vincent is currently a member of the Emergency Nurses’ Association and American Heart Association and is a certified ACLS and PALS instructor and an instructor for basic life support and trauma nursing.

J. Antony Chi, Chief Financial Officer.  Mr. Chi has been with the Company since July 2004.  His prior experience includes working at PriceWaterhouseCoopers LLP from 1997 to 1998 and Ernst & Young LLP from 1998 to 1999.  He has also worked at LNR Property Corporation from 1999 to 2000, Gerald Stevens Inc. from 2000 to 2001, and most recently, AutoNation, Inc., which he joined in 2001, prior to joining the Company.  Mr. Chi holds a bachelor’s degree from New York University.  Mr. Chi is currently a Certified Public Accountant in the State of Maryland.

Board Meetings And Committees

During the fiscal year ended December 31, 2006, the Board met four (4) times.  All the members of the Board attended the meetings.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of our Committee are Messrs. Marini, Jurado and Llorente.  All three (3) members of the committee are independent.  Mr. Marini is our audit committee financial expert and is independent as defined under the applicable SEC Rules.

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

Section 16(a) Beneficial Ownership

Reporting Compliance

Section 16(a) of the Exchange Act and the rules promulgated thereunder require Pacer’s officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of Pacer’s equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish Pacer with copies thereof.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Pacer believes that, during the last fiscal year, the officers, directors and greater than ten percent (10%) beneficial owners of Pacer timely complied with the Section 16(a) filing requirements.

Code Of Ethics

On April 14, 2004, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  This Code of Ethics was filed with the SEC as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company’s President and Chief Executive Officer, J. Antony Chi, Chief Financial Officer and John Vincent, Chief Operating Officer (collectively, the Named Executive Officers”), for the fiscal years ended December 31, 2006, 2005, and 2004.  No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
R. Gonzalez, CEO	2006	$250,000	--	--	--	--	--	$20,342 (1)	$270,342
	2005	$191,200	--	--	--	--	--	$20,192 (1)	$211,392
	2004	$191,200	--	--	--	--	--	--	$191,200

J. Chi, CFO	2006	$150,000	--	--	--	--	--	--	$150,000
	2005	$150,000	--	--	--	--	--	--	$150,000
	2004	$150,000	--	$150,000 (2)	--	--	--	--	$300,000

J. Vincent, COO	2006	$108,000	--	--	--	--	--	--	$108,000
	2005	$106,000	--	--	--	--	--	--	$106,000
	2004	$85,000	--	--	--	--	--	--	$85,000

       ____________

(1)

This represents an automobile allowance issued to Mr. Gonzalez per the employment agreement dated January 1, 2004 and renewed through August 31, 2007.

(2)

This represents 10,000,000 shares of restricted stock issued or to be issued per the employment agreement dated July 4, 2005 and renewed through June 30, 2007.

Narrative Disclosures

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commenced on January 1, 2004 and was subsequently revised on September 1, 2005 to provide for a base salary of $250,000 per annum.  The agreement expires on August 31, 2007.

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commenced on July 5, 2004 and provides for a base salary of $150,000 per annum and ten million (10,000,000) shares to be issued ratably over a three (3) year period.  The agreement expires on June 30, 2007.

Pacer currently has an employment agreement with its Chief Operating Officer, John Vincent.  The agreement commenced on January 1, 2007 and provides for a base salary of $100,000 per annum and ten million (10,000,000) shares to be issued ratably over a three (3) year period.  The agreement expires on December 31, 2007.

Grants of Plan Based Awards

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the grants of plan based awards of the Company as of December 31, 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards; Number of Shares of Stock or Units	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards
R. Gonzalez, CEO		--	--	--	--	--	--		--	--

J. Chi, CFO	7/4/04	--	--	--	--	--	--	$150,000; 10,000,000	--	--

J. Vincent, COO	1/1/07	--	--	--	--	--	--	--	--	--

Narrative Disclosures

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commenced on July 5, 2004 and provides for ten million (10,000,000) shares to be issued ratably over a three (3) year period.

Pacer currently has an employment agreement with its Chief Operating Officer, John Vincent.  The agreement commenced on January 1, 2007 and provides for ten million (10,000,000) shares to be issued ratably over a three (3) year period.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the outstanding equity awards of the Company as of December 31, 2006.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested
R. Gonzalez, CEO	--	--	--	--	--	--	--	--	--

J. Chi, CFO	--	--	--	--	--	5,000,000	$100,000	--	--

J. Vincent, COO	--	--	--	--	--	--	--	--	--

Option Exercises and Stock Vested

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the option exercises and stock vested of the Company as of December 31, 2006.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Exercise
R. Gonzalez, CEO	--	--	--	--

J. Chi, CFO	--	--	5,000,000	$100,000

J. Vincent, COO	--	--	--	--

Director Compensation Table

The following table sets forth information with respect to the total compensation paid to the Company’s Directors for the fiscal years ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eric Pantaleon, M.D.	$2,000	$2,000	--	--	--	--	$4,000

Alfredo Jurado, Esq.	$2,000	$2,000	--	--	--	--	$4,000

Rep. Marcelo Llorente	$2,000	$2,000	--	--	--	--	$4,000

Eugene Marini	$2,000	$2,000	--	--	--	--	$4,000

Rainier Gonzalez, Chairman	--	--	--	--	--	--	--

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect of the beneficial ownership as of April 13, 2007 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer’s common stock.

Name and Address of Beneficial Owner (2)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rainier Gonzalez	Common	430,422,903	73.87%
7759 N.W. 146th Street
Miami Lakes, FL 33016

Dr. Eric Pantaleon	Common	1,204,983	*
7759 N.W. 146th Street
Miami Lakes, FL 33016

Alfredo Jurado	Common	1,092,633	*
7759 N.W. 146th Street
Miami Lakes, FL 33016

Eugene M. Marini 7759 N.W. 146 Street Miami Lakes, FL 33016	Common	294,299	*

Rep. Marcelo Llorente 7759 NW 146th Street Miami Lakes, FL 33016	Common	259,299	*

J. Antony Chi 7759 N.W. 146 Street Miami Lakes, FL 33016	Common	10,000,000	*
	All Officers And Directors As A Group (6 Persons)	443,274,117	76.07%

_______________

*

Less than one percent (1%).

(1)

Applicable percentage of ownership is based on 582,696,774 shares of our common stock outstanding as of April 13, 2007 for each stockholder.  Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 15, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Unless otherwise indicated, the persons named in the table have sole voting and investment  power  with  respect  to all  shares of common  stock  shown as beneficially owned by them.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
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

During the past two (2) years, Pacer has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of five percent (5%) or more of Pacer’s common stock, except as disclosed in the following paragraphs.

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company of which Rainier Gonzalez, the President and Chief Executive Officer of the Company, is the principal shareholder. The total repayment to the affiliated entity was $268,000.

During the years ended December 31, 2006 and 2005, the Company received funds of $849,000 and $260,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2006 and 2005, the Company repaid $865,529 and $516,000 of the outstanding amount. At December 31, 2006, the Company had no outstanding loans payable to this individual.

ITEM 13.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

See Index to the Company’s Financial Statements attached which are filed as a part of this Report following the signature pages hereto.

(b)

Exhibits

Exhibit No.	Description	Location
2.1	Merger Agreement, dated July 26, 2003, between among others, Infe, Inc. and Pacer Health Corporation	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 3, 2003
2.2	Asset Purchase Agreement dated April 14, 2003 between Pacer Health Corporation and AAA Medical Center, Inc.	Incorporated by reference to Exhibit 2.2 to Form 10-QSB filed on October 20, 2003
2.3	Promissory Note, Amendment No. 1, Entered Into By Pacer Health Corporation in Favor of AAA Medical Center, Inc. dated June 23, 2003 between Infe, Inc. and Daniels Corporate Advisory Company, Inc.	Incorporated by reference to Exhibit 2.3 to Form 10-QSB filed on October 20, 2003
3.1	Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i) to Form 10-SB/12G filed on December 30, 1999.
3.2	Articles of Amendment to Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3(i)(1) to Form 10-SB/12G filed on December 30, 1999.
3.3	Amended and Restated Articles of Incorporation of Infocall Communications Corp.	Incorporated by reference to Exhibit 3.4 to Form SB-2 filed on September 15, 2000
3.4	Certificate of Amendment to Certificate of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 1.1 to Form 10-QSB filed on October 15, 2001
3.5	Articles of Amendment to Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.5 to Form 10-QSB filed on October 20, 2003
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of Infe, Inc.	Incorporated by reference to Exhibit 3.6 to Form SB-2 filed on January 16, 2004.
3.7	Bylaws of Infe, Inc.	Incorporated by reference to Exhibit 3.7 to Form SB-2 filed on January 16, 2004.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 15, 2000.
10.1	Securities Purchase Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.2	Investor Registration Rights Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.3	Secured Convertible Debenture, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.4	Amended and Restated Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.5	Form of Subsidiary Security Agreement, dated effective April 1, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.6	Insider Pledge and Escrow Agreement, dated effective April 1, 2006, by and among Rainier Gonzalez, the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.7	Warrant, dated effective April 1, 2006, issued to Cornell Capital Partners, LP	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.8	Irrevocable Transfer Agent Instructions, dated effective April 1, 2006, between and among the Company, Cornell Capital Partners, LP and Transfer Agent	Incorporated by Reference to Form 8-K filed on April 7, 2006
10.9	Purchase Agreement, dated September 29, 2006, by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Incorporated by Reference to Exhibit 10.21 to Form 10-QSB/A filed on March 23, 2007
10.10	Promissory Note dated September 29, 2006 by and between Pacer Holdings of Lafayette, Inc. and Southpark Holdings II, LLC	Incorporated by Reference to Exhibit 10.22 to Form 10-QSB/A filed on March 23, 2007
10.11	Asset Purchase Agreement, dated September 29, 2006, by and among Health Systems real Estate, Inc., Greene County Nursing Center, LLC and Pacer Health Management Corporation of Georgia	Incorporated by Reference to Exhibit 10.23 to Form 10-QSB/A filed on March 23, 2007
10.12	Lease, dated September 29, 2006, by and between Health Systems Real Estate, Inc. and Pacer Health Management Corporation of Georgia	Incorporated by Reference to Exhibit 10.24 to Form 10-QSB/A filed on March 23, 2007
10.13	Bill of Sale, dated September 29, 2006, by and between Health Systems Real Estate, Inc. and Pacer Health Management Corporation of Georgia	Incorporated by Reference to Exhibit 10.25 to Form 10-QSB/A filed on March 23, 2007
10.14	Assignment and Assumption Agreement For Resident Trust Funds, dated September 29, 2006, by and between Pacer Health Management Corporation of Georgia and Greene County Nursing Center, LLC	Incorporated by Reference to Exhibit 10.26 to Form 10-QSB/A filed on March 23, 2007
10.15	Assignment and Assumption Agreement, dated September 29, 2006, by and among Pacer Health Management Corporation of Georgia, Health Systems Real Estate, Inc. and Greene County Nursing Center, LLC	Incorporated by Reference to Exhibit 10.27 to Form 10-QSB/A filed on March 23, 2007
10.16	Interim Reimbursement Letter, dated September 29, 2006, from Greene County Nursing Center, LLC to Pacer Health Management Corporation of Georgia	Incorporated by Reference to Exhibit 10.28 to Form 10-QSB/A filed on March 23, 2007
10.17	Letter of Intent between Revival Healthcare, Inc. and Registrant dated December 9, 2003.	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 16, 2004.
10.18	Management and Acquisition Agreement, dated February 2, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, LLC.	Incorporated by reference to Form 8-K filed on February 11, 2004.
10.19	Asset Purchase Agreement, dated March 22, 2004, by and between Pacer Health Management Corporation and Camelot Specialty Hospital of Cameron, L.L.C.	Incorporated by Reference to Form 8-K filed on April 5, 2004
10.20

Hospital Operating Lease Agreement, dated December 31, 2006 and effective as of December 31, 2006, by and among Pacer Health Management Corporation of Kentucky, Knox Hospital Corporation and The County of Knox, Kentucky

Incorporated by Reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on January 12, 2007
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

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, Pacer incurred fees to Salberg & Company, P.A. of $149,000 and $152,553, respectively, for auditing and review work.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, Pacer incurred fees to Salberg & Company, P.A. for audit related work including registration related reviews and acquisition audits of $13,000 and $0, respectively.

Salberg & Company, P.A. has provided no other services to Pacer other than those described above.  The Board pre-approved all work to be done by Salberg & Company, P.A., which included audit work and review of various filings with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER HEALTH CORPORATION

April 16, 2007	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Chief Executive Officer and President

April 16, 2007	By: /s/ J. Antony Chi
J. Antony Chi, Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 16, 2007	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

April 16, 2007	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

April 16, 2006	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

April 16, 2007	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

April 16, 2007	By: /s/ Eugene Marini
Eugene Marini, Director

Pacer Health Corporation And Subsidiaries

Consolidated Financial Statements

December 31, 2006

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:

Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended  December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 11, 2007

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash	$396,033
Patient accounts receivable, net	6,195,318
Other accounts receivable	180,717
Supplies	915,822
Prepaid Expenses	356,294
Total Current Assets	8,044,184

Property and equipment, net	5,700,031

Other Assets
Deposits	75,275
Debt issue costs, net	32,554
Goodwill	1,216,318
Total Other Assets	1,324,147

Total Assets	$15,068,362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Bank overdraft liability	$317,658
Accounts payable	2,612,442
Settlements payable	259,000
Accrued wages	1,387,873
Accrued interest	84,315
Accrued professional fees	40,550
Accrued rent	181,675
Accrued liabilities, related party	3,560
Accrued expenses	340,581
Accrued liquidated damages	185,000
Patient Deposits	11,751
Notes payables, current portion	223,265
Medicare payable, current portion	1,717,825
Warrant liability	493,369
Embedded conversion option liability	1,154,604
Total Current Liabilities	9,013,468

Long Term Liabilities
Convertible debenture, net of debt discount of $1,334,121	415,880
Medicare payable, net of current portion	1,927,052
Finance obligation on sale-leaseback of real property	1,810,000
Note payable, net of current portion	649,818
Total Long Term Liabilities	4,802,750

Total Liabilities	13,816,218

Commitments and Contingencies (Note 11)

Minority Interest in Consolidated Subsidiary Company	8,612,814

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
580,496,774 issued and outstanding	58,049
Additional paid in capital	2,502,096
Accumulated deficit	(9,920,815)
Total Stockholders' Equity (Deficiency)	(7,360,670)

Total Liabilities and Stockholders' Equity	$15,068,362
See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	For Year Ended December 31,
	2006	2005
Revenues
Patient services revenues, net	$14,660,282	$10,384,970
Management fees	175,000	925,672
Total Revenues	14,835,282	11,310,642

Operating Expenses
Advertising	27,806	5,323
Amortization of debt costs	19,688	-
Bad debt expense	3,956,709	1,834,956
Contract labor	2,247,972	1,851,208
Depreciation	119,318	84,197
Insurance	552,439	360,733
Loan fee	86,719	72,500
Medical Supplies	951,171	900,920
Patient Expenses	188,270	156,336
Penalties (liquidated damages)	185,000	-
Professional fees	1,321,738	466,653
Rent	528,832	549,170
Repairs and Maintenance	136,319	83,592
Salaries and wages	8,108,544	5,068,041
Travel	453,624	155,527
Utilities	222,180	141,616
General and administrative	710,842	368,360
Total Operating Expenses	19,817,171	12,099,132

Net Loss from Operations	(4,981,889)	(788,490)

Other Income (Expense)
Gain on debt settlement	-	10,000
Gain on disposal of assets	702,296	521,141
Realized Gain on Securities	-	76,507
Change in fair value of derivatives	(70,593)	-
Other income	4,131	-
Interest Expense	(1,127,663)	(77,794)
Total Other Income (Expense), net	(491,829)	529,854

Net Income/(Loss) from Continuing Operations	$(5,473,718)	$(258,636)

Discontinued Operations
Loss from operations of discontinued component
(including gain on disposal of $1,433,895 in 2006)	(2,163,026)	(640,403)
Gain / (Loss) on Discontinued Operations	(2,163,026)	(640,403)

Net Loss	$(7,636,744)	$(899,039)

Net Loss Per Share - Basic and Diluted

Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	$0.00	$(0.00)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	575,951,576	569,587,890

See accompanying notes to consolidated financial statements

Pacer Health Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Years Ended December 31, 2006, 2005 and 2004

	Preferred Stock Series A		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Deferred Loan	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Costs	Compensation	Total

Balance December 31, 2004	-	-	570,722,228	56,772	-	-	2,130,636	(1,385,032)	-	(19,527)	782,849

Other adjustment				300			(48)				252

Stock issued to employees in connection with employment agreements			3,000,000	300			48,220			(48,520)	-

Stock issued for rent	-	-	112,350	11			2,236				2,247

Stock issued for consulting services	-	-	1,225,000	123			28,235				28,358

Stock issued for directors fees			466,668	47			7,953				8,000

Amortization of deferred compensation	-	-	-	-			41,479			8,047	49,526

Cancellation of shares per settlement agreement	-	-	(2,500,000)	(250)			-			-	(250)

Membership Interest Contribution	-	-	-	-			(110,289)				(110,289)

Net Loss								(899,039)			(899,039)

Balance December 31, 2005	-	-	573,026,246	57,302	-	-	2,148,422	(2,284,071)	-	(60,000)	(138,347)

Reclassification of warrants to warrant liability							(5,415)				(5,415)

Reclassification of embedded conversion option liability to equity							197,547				197,547

Stock issued to employees in connection with employment agreements			7,000,000	700			104,300			(105,000)	-

Stock issued for consulting services	-	-	100,000	10			1,490				1,500

Stock issued for directors fees			370,528	37			7,963				8,000

Amortization of deferred compensation	-	-	-	-						102,500	102,500

Reclass upon implementation of SFAS 123(R)	-	-	-	-			(62,500)			62,500	-

Membership Interest Contribution received	-	-	-	-			110,289				110,289

Net Loss								(7,636,744)			(7,636,744)

Balance December 31, 2006	-	-	580,496,774	58,049	-	-	2,502,096	(9,920,815)	-	-	(7,360,670)

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(7,636,744)	$(899,039)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	650,392	-
Amortization of debt issue costs	19,688	-
Bad debt expense	3,956,709	1,923,238
Recovery of bad debt expense on management fees	-	(205,476)
Depreciation	1,215,380	170,021
Gain on debt settlement	-	(10,000)
Realized gain on Securities	-	(76,507)
Gain on sale of nursing home asset	(637,196)	-
Gain on disposal of subsidiaries or components	(1,433,895)	-
Amortization of stock based expenses	102,500	49,528
Stock issued for services	9,500	38,605
Change in fair market value of derivatives	70,593	-
Gain on natural disaster	-	(521,141)
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(5,499,028)	(1,269,655)
Management fee receivable, net	-	(475,000)
Other receivables	(186,686)	7
Supplies Inventory	(49,286)	(122,037)
Prepaids and other current assets	439,430	117,206
Increase (decrease) in:
Accounts payable	2,014,364	292,263
Settlements payable	(6,500)	(517,757)
Accrued interest payable	75,946	(15,857)
Accrued wages payable	1,108,861	230,991
Accrued expenses	(95,485)	(165,519)
Accrued rent	428	2,247
Accrued liquidated damages	185,000	-
Accrued professional fees	40,550	(140,896)
Escrow	(575,000)	575,000
Medicare payable	1,744,873	623,382
Other current liabilities	2,761	4,913
Net Cash (Used in) / Provided by Operating Activities	(4,482,845)	(391,483)

Cash Flows from Investing Activities:
Acquisition of equipment	(239,479)	(111,903)
Deposit for future acquisitions	(75,000)	-
Proceeds from sale of trading securities	-	76,507
Cash acquired in acquisition of subsidiaries	340,389	586,915
Cash overdraft on disposed subsidiary	226,333	-
Disaster related insurance proceeds	-	795,608
Cash paid in MGBMH acquisition	-	(108,676)
Proceeds from sale of nursing home asset	780,000	-
Land Purchase	-	(5,908)
Net Cash Provided by/(Used in) Investing Activities	1,032,243	1,232,543

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	849,000	260,000
Repayments of loan payable - related party	(865,529)	(516,000)
Cash overdraft	317,658
Proceeds from issuance of convertible debenture and related capitalized expenses	1,732,758	-
Repayment of convertible debenture	(250,000)	-
Proceeds from property sale treated as financing	1,810,000	-
Repayments of loans payable	(832,599)	(89,628)
Repayments of capitalized lease obligations	(287,285)	(36,774)
Minority interest capital contribution	639,739	109,800
Repayments of note payable	(566,610)	(143,760)
Proceeds from note payable	80,278	75,000
Repayment of advances	-	(303,500)
Net Cash Provided by/(Used in) Financing Activities	2,627,410	(644,862)

Net Increase/(Decrease) in Cash	(823,192)	196,198

Cash, Beginning of Year	$1,219,225	$1,023,027

Cash, End of Year	$396,033	$1,219,225

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$1,028,847	$155,210
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Insurance policies financed and recorded as prepaid insurance	$487,178	$-
Financed equipment purchases	$75,653	$-
Financed land additions	$505,822	$-
Warrant liability recorded as debt discount	$627,200	$-
Embedded conversion option liability recorded as debt discount	$1,142,313	$-
Reclassification of warrant value to liabilities from equity	$5,414	$-
Reclassification of embedded conversion option liability to equity	$197,547	$-
Reclassification of deferred compensation to additional paid-in capital	$62,500	$-
Reclassification of deposit to purchase equipment	$-	$149,760

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31,
2006		2005
Supplemental Disclosure of Cash Flow Information
Extinguishment and settlement of outstanding convertible debentures, related accrued interest, accrued liquidated damages, unamortized portion of
debt discount and unamortized portion of debt issue costs	$ -	$ 991,726

Acquisition of Minnie G. Boswell Memorial Hospital:
Cash	-	460,188
Patient receivables	-	1,168,756
Other receivables	-	28,587
Prepaid insurance	-	102,372
Inventory	-	262,685
Property, plant and equipment	-	948,495
Accounts payable	-	(220,180)
Settlements payable	-	(250,000)
Accrued wages	-	(243,772)
Accrued professional fees	-	(30,550)
Accrued expenses	-	(336,463)
Medicare payable	-	(693,871)
Notes payable	-	(84,887)
Other liabilities	-	(2,684)
Purchase price	$ -	$ 1,108,676

Acquisition of Southpark Community Hospital:
Cash	-	126,726
Patient receivables	-	1,390,059
Deposits	-	14,066
Prepaid insurance	-	128,290
Inventory	-	120,000
Property, plant and equipment	-	16,032,505
Accounts payable	-	(2,239,306)
Accrued wages	-	(50,132)
Notes payable	-	(50,892)
Investors notes payable	-	(1,100,000)
Capitalized lease obligations	-	(2,088,247)
Line of credit	-	(2,500,000)
Construction loans	-	(11,583,293)
Noncontrolling interest	-	720,090
Goodwill	-	1,580,134
Purchase price	$ -	$ 500,000

See accompanying notes to consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

Note 1   Nature of Operations and Summary of Significant Accounting Policies

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

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006).

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Our parent corporation has guaranteed the payment of up to six (6) monthly rent installments which approximates $352,000.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  (See Note 3)

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676. (See Note 3)  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.

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

In March 2007, the Company amended its lease agreement (the “Amended and Restated Cooperative Endeavor Lease and Assignment of Third Party Leases”) with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed hospitals.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; a non-urban hospital in Greensboro, Georgia; a skilled nursing facility in Greensboro, Georgia; and operates a non-urban hospital in Barbourville, Kentucky.  The Company is attempting to build a regional network of hospitals designed to provide healthcare services to various individuals.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Pacer Health Corporation and its wholly- owned subsidiaries and a leased operation that qualifies for consolidation under authoritative accounting standards (see Note 3).  The Company operates in a single industry segment, healthcare. The Company owns and operates urban and non-urban hospitals, rural health clinics and skilled nursing facilities. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2006, the Company had a working capital deficit of $969,284, which includes $493,369 of warrant liability and $1,154,604 of embedded conversion option liability related to the issuance of convertible debentures to Cornell Capital Partners, Inc. (See Note 14)  The Company has included these amounts in current liability but does not anticipate cash settlement or conversion within one year.  Furthermore, Cornell has been limited as to the amount of debt it may convert.  If these liabilities were not included, the Company would have a positive working capital of $678,689.  Additionally, in 2006, the Company had a net loss of $7,636,744 and a negative cash flow from operations of $4,482,845.  The loss is the result of lower revenues due to the destruction of our facility in Cameron and the slow return of the area population in Lake Charles as well as the disproportionately high cost structure we have maintained during the rebuilding process.  Furthermore, this net loss was also the result of our acquisition of the majority interest of Southpark Community Hospital LLC, which we divested on September 29, 2006.  On December 6, 2005, we acquired a 60% interest in Southpark Community Hospital LLC.  During the nine months ended September 30, 2006, Southpark Community Hospital LLC incurred an operating loss of $3,596,921.  The loss was primarily attributable to the inherited cost structure of Southpark Community Hospital LLC and the low revenues generated due to the start-up nature of the operations.  The loss was also attributable to the uncollectability of the $3,000,000 note receivable received as part of the sale of its majority interest in Southpark.  (See Note 3)  We anticipate that we will mitigate such losses in 2007 as a result of the reopening of our Cameron facility and the $3,500,000 in approved grants (see above) as well as the expected disproportionate share payment (“DSH”) we will receive as a result of the reopening of our hospital.  Additionally, as a result of a recent amendment to the law regarding DSH payments in Louisiana, we will receive additional DSH payments for our geriatric psychiatric hospital in Lake Charles, Louisiana.  We also anticipate the addition of our Barbourville, Kentucky facility to contribute to an increase in net income and positive cash flows for 2007.  Accordingly, management has mitigated future losses and anticipates positive cash flows in 2007 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

Significant estimates in 2006 and 2005 include contractual allowances on revenues and related patients receivable, bad debt allowance on patient receivables, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation and related impairments of goodwill, and other long-lived assets, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

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

Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. During the years ended December 31, 2006 and 2005, the Company did not recognize an impairment charge to goodwill.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

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

Charity Care

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates.  Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.  The amount of charges forgone for services and supplies furnished under the Company’s charity care aggregated approximately $985,519 and $600,075 in 2006 and 2005, respectively.

Stock Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R.  SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.  In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date.  The only effect of applying the MPA method was a reclassification of deferred compensation, a contra equity account, into additional paid-in capital.

Prior to January 1, 2006, the Company accounted for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company’s common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation", and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company accounted for its employee stock based compensation under the fair value based method provisions of SFAS No. 123. During the years ended December 31, 2005, there were no grants of stock options to either employees or non-employees.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income(loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the years ended December 31, 2006 or 2005 as discussed below.

At December 31, 2006 and 2005, there were outstanding warrants for 35,950,000 shares of common stock and convertible debt convertible into 103,550,296 common shares, based on the variable conversion rate computed at December 31, 2006, which were excluded from the computation of basic and diluted earning per share in 2006 and which may dilute future earnings per share.  At December 31, 2005 there were warrants for 950,000 which were excluded from the computation of basic and diluted earning per share in 2005  There is no incremental effect of these warrants on diluted net loss per share in 2006 and 2005 due to the Company’s net loss in those years.

Additionally, pursuant to the terms of certain employment agreements for three individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employee must provide services for one year in order to be fully vested in their stock award. As a result, the Company has only included those shares that have been issued and correspond to the employee’s current service period. As such, these shares are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123R for cliff vesting when recording the charges for services provided.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2006 and 2005 were $27,806 and $5,323, respectively.  In addition, the Company included in discontinued operations advertising expense of $122,853 and $584 for the years ended December 31, 2006 and 2005, respectively.

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

Concentrations

Bank Deposit Accounts:

The Company maintains its cash in bank deposit accounts, which, at times exceed Federally insured limits.  As of December 31, 2006, the Company had net deposits of $852,861 in excess of Federally insured limits.  The Company has not experienced any losses in such accounts through December 31, 2006.

Geographic Concentrations:

The Company’s operations are concentrated in specific medical facilities in Louisiana and Georgia. (See Note 1).  Geographic concentration risks may include natural disasters.  The Company incurred disaster loss and interruption of operations, as a result of Hurricane Rita and Wilma in late 2005. (See Note 16).

Recent Accounting Standards

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 and do not expect the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

 In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain amounts for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 consolidated financial Statements.  Such reclassifications include those 2005 amounts related to operations discontinued in 2006.

Note 2  Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Pacer Health Corporation and its wholly-owned subsidiaries and a leased operation that qualifies for consolidation under authoritative accounting standards (see Note 3).   All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of September 30, 2006 as follows:   (see Note 6)

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $637,196, which is included in Other Income, and a deferred gain of $1,534,524 which is included in the $1,810,000, which is treated as a financing obligation for accounting purposes (see below).  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a operating lease with the Company whereby HSRE leases the real property comprising of the real property back to the Company pursuant to a five year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six months if the Company provides HSRE with ninety days written notice prior to such 36th month (see renewal provisions below).  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The deferred gain of $1,534,524 and future gain of $275,475, totaling the $1,810,000 on this transaction are recorded as liabilities on the books. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two separate five-year terms with a written notice not earlier than nine months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.  (See Note 3)

On December 6, 2005 (“Acquisition Date”), the Company completed its acquisition of Southpark Community Hospital (“SPCH”).  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

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

The above purchase price allocation constitutes 100% of the fair value of the total assets and liabilities of SPCH with the exception of goodwill where the minority interest 40% portion was allocated to consolidated equity as a charge to additional paid in capital.  Since the purchase price of $2,450,000 exceeded the fair value of the net assets identified, goodwill of $3,530,134 was recognized net of the minority interest portion of $720,090.  There is no minority interest since the Company acquired net liabilities.

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

On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  Upon the execution of a binding letter of intent, the Company formally relinquished control of SPCH to the third party.  The terms of the agreement include assumption of all prorated liabilities and guarantees of SPCH from the Company.  The sale resulted in a gain of $4,433,895 which is included in Discontinued Operations.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense which is included in discontinued operations. (See Note 4)

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, entered into an agreement with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.   The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Our parent corporation has guaranteed the payment of up to six (6) monthly rent installments which approximates $352,000.   Additionally, at any time during the term of the agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  The Company follows the industry specific consolidation criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations” and the criteria under Emerging Issues Task Force Standard 97-2 (“EITF 97-2”)  “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” In accordance with the criteria, the Company has consolidated all of the assets and liabilities of Knox County Hospital and has reflected a minority interest to account for the economic interest upon dissolution for the County of Knox.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at December 31, 2006 is as follows:

Patient accounts receivable	$30,091,295
Less: Allowance for doubtful accounts	(13,079,845)
Less: Allowance for contractual discounts	(10,816,132)
Patient Accounts Receivable, net	$6,195,318

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

During the years ended December 31, 2006 and 2005, the Company recorded bad debt expense from patient receivables relating to continuing operations of $3,956,709 and $1,834,956, respectively.  In addition, the Company included in discontinued operations bad debt expense of $1,608,803 and $14,056 for the years ended December 31, 2006 and 2005, respectively.  The Company also recognized $3,000,000 in bad debts expense, which is included in discontinued operations, related to a note receivable received as part of the sale of its majority interest in Southpark.  (See Note 3)  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  The Company also recognized a recovery of bad debt expense of $131,250 during the year ended December 31, 2005 in relation to its management fees receivable due from the Greene County Hospital Authority for its management of Minnie G. Boswell Memorial Hospital prior to its acquisition by the Company.  As a result of the offset of the management fee receivable against the purchase price for the acquisition of Minnie G. Boswell Memorial Hospital, the Company recognized a recovery of bad debt expense of $205,476 for the year ended December 31, 2005.  (See Note 3)

Note 5 Investments

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

Note 6 Property, Plant and Equipment, net

Property, plant and equipment at December 31, 2006 is as follows:

Land	$682,513
Building and improvements	4,116,985
Equipment	1,230,433
Furniture & Fixtures	5,000
Less: accumulated depreciation	(334,900)
Property and Equipment, net	$5,700,031

In 2006 and 2005, the Company recorded a gain of $65,100 and $521,141 on the disposal of assets related to a natural disaster (See Note 16).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the years ended December 31, 2006 and 2005 was $119,318 and $84,197, respectively, net of $1,096,063 and $85,825, respectively, which was included in discontinued operations.

As a result of the decrease in the initial estimate of the assumed Medicare payable liability from the acquisition of MGBMH, the Company was required to reduce the purchase price allocation of value to certain property, plant and equipment of MGBMH in accordance with SFAS No. 141.  The amount of the reduction in the value of property, plant and equipment was $217,388.  This revised allocation is reflected in Note 3.

Note 7 Loan Payable-Related Party

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which Rainier Gonzalez, the President and Chief Executive Officer of the Company, is the principal shareholder. The total repayment to the affiliated entity was $268,000. (See Note 13)

During the years ended December 31, 2006 and 2005, the Company received funds of $849,000 and $260,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2006 and 2005, the Company repaid $865,529 and $516,000 of the outstanding amount. At December 31, 2006, the Company had no outstanding loans payable to this individual.

Note 8 Notes, Loans and Capital Lease Obligations Payable

On December 31, 2006, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated December 2006, original principal of $128,298, maturity date October 2007.	$105,288
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	14,558
Note payable dated December 2006, original principal of $47,130, payable in 9 monthly payments of $5,237	41,894
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity	536,100
Insurance Note Payable dated June 2006, original principal of $314,300, maturity date February 2007.	50,743
Note Payable dated August 2006, original principal of $131,577, maturity date August 2011.	124,500

Total	$873,083
Current Portion	$223,265
Long Term Portion	$649,818

On January 20, 2005, the Company repaid a note payable to an unrelated third party for the principal amount of $50,000, plus accrued interest of $3,000. The total repayment amount was $53,000.

At December 31, 2006, the Company had the following financing obligation:

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

Maturities of the Company’s debt at December 31, 2006 were as follows:

2007	$223,265
2008	563,752
2009	30,183
2010	30,086
2011	25,797
Thereafter	--

$873,083

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

Note 10 Medicare Payable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare (see Note 1).  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  As a result of our implementation of our cost reduction programs, we have received reimbursements in excess of costs.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,717,825 and long term Medicare liabilities of $1,927,052.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

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

For our critical access acute care facility in Greensboro, Georgia and our geriatric psychiatric facility in Lake Charles, Louisiana, there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.  Generally, we are audited approximately every 2 years.  However, the time between audits differs based upon facility and the cost report filed and can change from year to year without prior notice.

Our Lake Charles, Louisiana facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003 and 2004.  The facility is currently in negotiation of establishing the payment plan for the cost report period ended December 31, 2005.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005
Principal Outstanding at December 31, 2006	$112,817	$689,674	$1,226,487
Long Term Principal	--	$550,471	$1,008,826
Monthly Payment Amount	$16,761	$17,873	$29,582
Maturity Date	July 2007	January 2011	June 2011

Our Greensboro, Georgia facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended August 31, 2005 and December 31, 2005.  The facility is currently on a payment plan for the cost report period ended December 31, 2006 for estimated overpayments paid during the calendar year 2006.  A summary of the significant terms of the plans are as follows:

	For the Period Ended August 31, 2005	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at December 31, 2006	$506,949	$303,542	$253,559
Long Term Principal	$282,721	$183,839	$155,047
Monthly Payment Amount	$23,180	$12,500	$10,325
Maturity Date	March 2009	April 2009	April 2009

Note 11 Commitments and Contingencies

Legal Proceedings

Alliance Emergency Group, Inc. and Greene Emergency Physicians, LLC v. Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc.

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc. by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was payable on or before March 1, 2007 and the remaining $400,000 was payable over 36 months.

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

Lease Commitments

The Company leases real property under various leases most of which have terms from one to five years. The Company accounts for leases under SFAS No. 13, “Accounting for Leases”, and other related authoritative literature.

Expenses under real property leases were $379,325 and $279,325 for the years ended December 31, 2006 and 2005, respectively and is included as part of rent expense in the accompanying consolidated financial statements. The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one year at December 31, 2006 are as follows:

Year Ending December 31:
2007	$1,482,786
2008	1,471,590
2009	1,823,357
2010	686,175
2011	299,325
Thereafter	--

$5,763,233

Note 12 Stockholders’ Deficiency

(A) Common Stock

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

On August 11, 2005, the Company issued to its four independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

On November 10, 2005, the Company issued to its four independent Directors 66,667 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.015 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

On August 9, 2006, the Company issued to its four independent Directors 40,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.025 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

On November 13, 2006, the Company issued to its four independent Directors 52,632 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.019 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the periods ended December 31, 2006 and 2005.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  (See Note 14 for reclassification of $5,415 of fair value of these warrants to a liability.)

On April 1, 2006 the Company issued 35,000,000 warrants in connection with convertible debentures. The warrants have an exercise price of $0.02 and expire in 5 years from the issuance date.  The warrants may be cashless exercised if a related registration statement is not effective within 180 days from April 1, 2006.  These warrants are reflected as a warrant liability at December 31, 2006 (see Note 14)

Note 13 Related Party Transactions

In January 2005, the Company repaid a note payable having a principal balance of $250,000, plus an additional $18,000 of accrued interest, to a company, of which Rainier Gonzalez, the President and Chief Executive Officer of the Company, is the principal shareholder. The total repayment to the affiliated entity was $268,000. (See Note 7)

During the years ended December 31, 2006 and 2005, the Company received funds of $849,000 and $260,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. Up until November 2005, these advances received bear interest at eight percent (8%), are unsecured and due twenty-four (24) months from date of receipt.  Funds received from the related party after November 2005 bear a flat interest rate of three percent (3%) and have no due date.  During the years ended December 31, 2006 and 2005, the Company repaid $865,529 and $516,000 of the outstanding amount. At December 31, 2006, the Company had no outstanding loans payable to this individual.

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

On August 11, 2005, the Company issued to its four independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

On November 10, 2005, the Company issued to its four independent Directors 66,667 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.015 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

Note 14 Convertible Debentures

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   As of December 31, 2006, the Company has amortized $16,592 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of December 31, 2006, the Company has amortized $437,500 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs.  As of December 31, 2006, the Company has amortized $3,096 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of December 31, 2006, the Company has amortized $212,892 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be cashless exercised if the Registration Statement discussed below is not effective within 180 days.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement must be filed within 60 days of the initial funding date of April 1, 2006 and must become effective within 120 of the initial funding date.  If a deadline is not met, the Company shall accrue as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  The Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period"). As of December 31, 2006, the registration statement had not been declared effective.  Accordingly, as of December 31, 2006, the Company has accrued $185,000 in accrued liquidated damages related to the filing.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.  In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification as the Company considers the registration rights agreement to be part of the convertible debentures contract  both to be accounted for as a single unit considering the criteria EITF 05-4 “The Effects of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”.  In addition, all prior existing non-employee options or warrants (950,000) must be classified as liabilities for the same reason.   The Company recorded an embedded conversion options liability and warrant liability relating to 35,000,000 warrants at the April 1, 2006 funding date with a debt discount.  In addition, $5,415 of the fair value of 950,000 existing warrants was reclassified to warrant liabilities from stockholders’ equity at the funding date.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above embedded conversion option and warrant classification as a liability and determined that the accounting would not have changed as a result of this standard; since the variable rate on the convertible debentures still cause derivative treatment and the liquidated damages liability had been recorded. Therefore, there was no effect of implementing this standard.

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

The change in fair value recognized as other income (expense) of the embedded conversion option and warrant liabilities from the issuance dates to December 31, 2006 were $209,838 and $(139,245).

Note 15 Income Taxes

There was no income tax expense for the years ended December 31, 2006 due to the Company’s net losses and in 2005.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2006 and 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2006	2005
Computed “expected” tax expense (benefit)	$(2,596,493)	$(305,673)
State taxes net of Federal benefits	(276,815)	(32,635)
Other non-deductible items	3,733	96,539
Change in valuation allowance	2,869,676	241,769
Other	(102)
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax (assets)/liabilities:
Accrued vacation	$(25,090)
Depreciation	41,645
Reserve for bad debts	(232,204)
Net operating loss carryforward	(2,957,674)
Total gross deferred tax assets	(3,173,323)
Less valuation allowance	3,173,323
Net deferred tax assets	$-

During the year ended December 31, 2006, the Company reported a net loss which will increase the net operating loss carryforward.  As a result, the Company did not record a current tax expense and adjusted its deferred tax expense accordingly.

The Company has a net operating loss carryforward of approximately $7,859,882 available to offset future taxable income expiring 2026.  In addition, the Company has net operating loss carryforwards from the pre-merger tax filings of INFe that the company does not expect to materially realize as a result of certain provisions of the tax law, specifically Internal Revenue Code Section 382, that limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company did not record any portion of the pre-merger INFe net operating loss carryforward.   Accordingly, all deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance.

The valuation allowance at December 31, 2006 was $3,173,323.  The net change in valuation allowance during the year ended December 31, 2006 was an increase of $2,869,677.

Note 16 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  As a result, the Company recorded an impairment on fixed assets of $273,808 in 2005.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $65,100 and $521,141 for the years ended December 31, 2006 and 2005, respectively, from the insurance proceeds.

Note 17 Subsequent Events

On January 1, 2007, the Company entered into an employment agreement with an individual to serve as its Chief Operating Officer.  Compensation is set at $100,000 per annum.  Additionally, this individual is entitled to a total of 10,000,000 shares of common stock vesting as follows; 2,000,000 shares on January 1, 2007, 3,000,000 shares on January 1, 2008 and 5,000,000 shares on January 1, 2009.  The 2,000,000 shares were issued in March 2007.  The Company valued the 10,000,000 shares at $200,000 based on the $0.02 per share quoted trading price at January 1, 2007, which will be amortized over the related requisite service periods.

On February 28, 2007, Pacer Health Management Corporation of Georgia (“Pacer-GA”), a wholly-owned subsidiary of the Company, entered into an agreement to acquire Family Medical Associates, a multi-specialty physician's clinic and imaging center in Greensboro, Georgia.  The purchase price is to be $1.1763 million, which consists of issuing 250,000 shares of Class B common stock of Pacer-GA, with a fair market value of $200,000; loans payable of $173,944; and the assumption of a bank loan of $794,599.

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

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2006, of  Pacer Health Corporation;

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Intentionally Omitted;

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

Date: April 16, 2007	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release Nos. 33-8618 and 34-52492 (September 22, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2006, of Pacer Health Corporation;

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

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

Date: April 16, 2007	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release Nos. 33-8618 and 34-52492 (September 22, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3.

Date: April 16, 2007	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pacer Health Corporation and will be retained by Pacer Health Corporation and furnished to the U.S. Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 16, 2007	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pacer Health Corporation and will be retained by Pacer Health Corporation and furnished to the U.S. Securities and Exchange Commission or its staff upon request.