Form 10QSB
period 2007-03-31
PACER HEALTH CORP
filed 2007-05-21
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2007, the issuer had 580,696,774 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format  . Yes ☐   No ☒

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

27

Item 3.  Controls and Procedures ..

36

PART II.  OTHER INFORMATION

37

Item 1.  Legal Proceedings.

37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

37

Item 3.  Defaults Upon Senior Securities ..

37

Item 4.  Submission of Matters to a Vote of Security Holders.

37

Item 5.  Other Information.

37

Item 6.  Exhibits and Reports on Form 8-K ..

37

SIGNATURES

42

Certifications

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$330,732
Patient accounts receivable, net	7,491,562
Other accounts receivable	26,056
Supplies	1,012,084
Prepaid Expenses	164,177
Total Current Assets	9,024,611

Property and equipment, net	5,739,817

Other Assets
Deposits	275
Debt issue costs, net	29,043
Goodwill	1,216,318
Total Other Assets	1,245,636

Total Assets	$16,010,064

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$2,730,239
Cash overdraft	395,211
Settlements payable, current portion	140,833
Accrued wages and related payroll taxes	1,796,301
Accrued interest payable	164,384
Accrued professional fees	40,550
Accrued rent	376,480
Accrued liabilities, related party	5,246
Accrued expenses	246,363
Accrued liquidated damages	290,000
Notes Payable, current portion	132,853
Medicare payable, current portion	1,281,742
Deposit held for future sale	500,000
Warrant liability	445,047
Embedded conversion option liability	946,742
Total Current Liabilities	9,491,991

Long Term Liabilities
Convertible debenture, net of debt discount of $1,191,688	558,312
Medicare payable, net of current portion	2,119,144
Note payable, building	1,810,000
Settlements payable, net of current portion	255,555
Notes payable, net of current portion	643,099
Total Long Term Liabilities	5,386,110

Total Liabilities	14,878,101

Minority Interest	8,612,814

Commitments and Contingencies	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
578,696,774 issued and outstanding	57,870
Additional paid in capital	2,542,526
Accumulated deficit	(10,081,247)
Total Stockholders' Equity (Deficiency)	(7,480,851)

Total Liabilities and Stockholders' Equity (Deficiency)	$16,010,064

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended March 31,
	2007	2006
Revenues
Patient services revenue, net	$11,059,690	$4,735,388
Management fees	-	75,000
Total Revenues	11,059,690	4,810,388

Operating Expenses
Advertising	7,810	15,797
Amortization of debt costs	3,511	-
Bad debt expense	2,631,413	1,318,421
Contract labor	715,147	552,341
Depreciation	95,848	33,586
Insurance	181,114	125,221
Liquidated damages	105,000	-
Loan fee	142,542	3,472
Medical Supplies	776,153	228,100
Patient Expenses	131,955	52,666
Professional fees	569,383	207,260
Rent	641,976	98,859
Repairs and Maintenance	126,367	31,324
Salaries and wages	4,273,156	1,887,511
Travel	37,492	105,100
Utilities	116,424	67,620
General and administrative	274,540	153,225
Total Operating Expenses	10,829,831	4,880,503

Net Income / (Loss) from Operations	229,859	(70,115)

Other Income (Expense)
Gain on write-off of pre-recapitalization liabilities	99,583	-
Gain on disposal of assets	-	65,100
Loss on settlement of litigation	(400,000)	-
Change in fair value of derivatives	256,184	-
Other income	569	70
Interest Expense	(346,627)	(48,072)
Total Other Income (Expense), net	(390,291)	17,098

Minority Interest in Consolidated Subsidiary
Company	-	-

Net Income/(Loss) from Continuing Operations	(160,432)	(53,017)

Discontinued Operations
Loss from operations of discontinued component	-	(1,651,610)
	-	(1,651,610)

Net Income/(Loss)	$(160,432)	$(1,704,627)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$(0.00)	$(0.00)
Income/(Loss) from discontinued operations	$0.00	$0.00

Net Income/(Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	581,523,441	573,116,246

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(160,432)	$(1,704,627)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	142,433	-
Amortization of debt issue costs	3,511	-
Bad debt expense	2,631,413	1,542,399
Gain on writeoff of pre-recapitalization liabilities	(99,583)
Depreciation	95,848	393,343
Amortization of stock based expenses	36,250	22,500
Stock issued for services	4,000	1,500
Change in fair market value of derivatives	(256,184)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(3,772,259)	(1,476,103)
Other receivables	(737)	(7)
Supplies	(96,262)	(74,646)
Prepaids and other current assets	207,957	137,252
Increase (decrease) in:
Accounts payable	117,797	978,280
Settlements payable	137,389	(1,500)
Accrued interest payable	80,069	4,069
Accrued wages payable	408,428	314,445
Accrued expenses	7,052	(64,144)
Accrued rent	194,805	-
Accrued penalties and liquidated damages	105,000	-
Accrued professional fees	-	29,611
Escrow	-	(494,000)
Medicare payable	(243,991)	(72,870)
Other current liabilities	(11,751)	(2,090)
Net Cash Provided by/Used in) Operating Activities	(469,249)	(466,588)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(135,634)	(112,667)
Receipt of refund of deposit	75,000	(250,000)
Deposit received for future sale	500,000	-
Net Cash Provided by/(Used in) in Investing Activities	439,366	(362,667)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	-	250,000
Repayments of loan payable - related party	-	(16,529)
Cash overdraft	395,211	149,465
Proceeds from issuance of convertible debenture	-	(5,000)

Repayments of loans payable	-	(272,298)
Repayments of capitalized lease obligations	-	(112,209)
Minority interest capital contribution	-	(25,800)
Repayments of note payable	(112,971)	(150,842)
Proceeds from note payable	-	50,000
Repayment of advances	-	-
Net Cash Provided by/(Used in) Financing Activities	282,240	(133,213)

Net Increase/(Decrease) in Cash	252,357	(962,468)

Cash, Beginning of Period	$78,375	$1,219,225

Cash, End of Period	$330,732	$256,757

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$266,558	$413,587
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of Note Payable for Insurance Policies	$15,840	$248,169
Issuance of Note Payable for Equipment	$-	$12,824

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1   Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our consolidated financial position and results of operations.

It is Management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company’s Form 10-KSB.

At March 31, 2007, the Company had a working capital deficit of $467,380, which includes $445,047 of warrant liability and $946,742 of embedded conversion option liability related to the issuance of convertible debentures to Cornell Capital Partners, Inc. (See Note 13)  The Company has included these amounts in current liability but does not anticipate cash settlement or conversion within one year.  Furthermore, Cornell has been limited as to the amount of debt it may convert.  If these liabilities were not included, the Company would have a positive working capital of $924,409.  Additionally, for the three months ended March 31, 2007, the Company had a net loss of $160,432 and a negative cash flow from operations of $469,249.  However, for the three months ended March 31, 2007, the Company had net income from continuing operations of $229,859.  The net income from continuing operations was reduced primarily by a one time loss on settlement of litigation for $400,000, resulting the net loss of $160,432.  (See Note 8)  We also anticipate the addition of our Barbourville, Kentucky facility to contribute to an increase in net income and positive cash flows for 2007.  Accordingly, management has mitigated future losses and anticipates positive cash flows in 2007 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

In March 2007, the Company amended its lease agreement (the “Amended and Restated Cooperative Endeavor Lease and Assignment of Third Party Leases”) with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of March 31, 2007, the Company has received $1.2 million of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the three months ended March 31, 2007.

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

New Accounting Pronouncements

As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109, Accounting for Income Taxes” (“FIN 48”).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No.157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No.157 on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No.159, if elected, on its Consolidated Financial Statements.

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $637,196, which is included in Other Income, and a deferred gain of $1,534,524 which is included in the $1,810,000, which is treated as a financing obligation for accounting purposes (see below).  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a operating lease with the Company whereby HSRE leases the real property comprising of the real property related to the acute care facility back to the Company pursuant to a five year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six months if the Company provides HSRE with ninety days written notice prior to such 36th month (see renewal provisions below).  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

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

On December 6, 2005 (“Acquisition Date”), the Company completed its acquisition of Southpark Community Hospital (“SPCH”).  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount was to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,450,000 as of September 30, 2006, which includes additional consideration of $1,950,000 in the nine months ended September 30, 2006.  The purchase price as of September 30, 2006 of $2,450,000 was increased by $500,000 from the purchase price as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Acquisition Date.

The initial allocation of fair value of the assets acquired and liabilities assumed was as follows:

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

On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Upon the execution of a binding letter of intent, the Company formally relinquished control of SPCH to the third party.  The terms of the agreement included assumption of all prorated liabilities and guarantees of SPCH from the Company.  The sale resulted in a gain of $4,433,895 which is included in Discontinued Operations for the year ended December 31, 2006.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense which is included in discontinued operations for the year ended December 31, 2006.

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, entered into an agreement with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.   The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  The Company follows the industry specific consolidation criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations” and the criteria under Emerging Issues Task Force Standard 97-2 (“EITF 97-2”) “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. In accordance with the criteria, the Company has consolidated all of the assets and liabilities of Knox County Hospital and has reflected a minority interest to account for the economic interest upon dissolution for the County of Knox.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2007 is as follows:

Patient accounts receivable	$27,372,107
Less: Allowance for doubtful accounts	(11,691,274)
Less: Allowance for contractual discounts	(8,189,271)
Patient Accounts Receivable, net	$7,491,562

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

During the three months ended March 31, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,631,413 and $1,318,421, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $223,978 for the three months ended March 31, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2007 is as follows:

Land	$682,513
Building and improvements	4,130,325
Equipment	1,352,727
Furniture & Fixtures	5,000
Less: accumulated depreciation	(430,748)
Property and Equipment, net	$5,739,817

For the three months ended March 31, 2007 and 2006, the Company recorded a gain of $0 and $65,100 on the disposal of assets related to a natural disaster (See Note 16).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $95,848 and $33,586, respectively, net of $0 and $359,757, respectively, which was included in discontinued operations.

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

Note 6 Loan Payable-Related Party

During the three months ended March 31, 2007 and 2006, the Company received funds of $0 and $250,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended March 31, 2007 and 2006, the Company repaid $0 and $16,529 of the outstanding amount. At March 31, 2007, the Company had no outstanding loans payable to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On March 31, 2007, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated December 2006, original principal of $128,298, maturity date October 2007.	$70,191
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	13,877
Note payable dated December 2006, original principal of $47,130, payable in 9 monthly payments of $5,237	30,792
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity	536,100
Insurance Note Payable dated January 2007, original principal of $15,840, maturity date June 2007.	5,940
Settlement Payable dated March 2007, original principal of $400,000, payable in 36 monthly payments of $11,111	388,889
Note Payable dated August 2006, original principal of $131,577, maturity date August 2011.	119,051

Total	$1,164,840
Current Portion	$266,186
Long Term Portion	$898,654

At March 31, 2007, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,810,000

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized at the end of the lease term including renewal periods. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The Company will pay $480,000 annually to the lessor.  (See Note 3)

Maturities of the Company’s debt at March 31, 2007 were as follows:

2007	$373,184
2008	669,433
2009	122,223
2010	--
2011	--
Thereafter	--

$1,164,840

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc. by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 was payable over 36 months and accrued as settlement payable.  The payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of March 31, 2007.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583.

Note 9 Medicare Payable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  As a result of our implementation of our cost reduction programs, we have received reimbursements in excess of costs.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,281,742 and long term Medicare liabilities of $2,119,144.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

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

Our Lake Charles, Louisiana facility has negotiated three payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at March 31, 2007	$65,417	$656,415	$1,174,397	$177,852
Long Term Principal	--	$512,995	$949,595	--
Monthly Payment Amount	$16,761	$17,873	$29,582	$4,075
Maturity Date	July 2007	January 2011	June 2011	March 2012

Our Greensboro, Georgia facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended August 31, 2005 and December 31, 2005.  The facility is currently on a payment plan for the cost report period ended December 31, 2006 for estimated overpayments paid during the calendar year 2006.  A summary of the significant terms of the plans are as follows:

	For the Period Ended August 31, 2005	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at March 31, 2007	$457,166	$274,955	$230,033
Long Term Principal	$260,687	$151,588	$128,506
Monthly Payment Amount	$23,180	$12,500	$10,325
Maturity Date	March 2009	April 2009	April 2009

Note 10 Commitments and Contingencies

Legal Proceedings

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

Expenses under real property leases were $389,636 and $74,831 for the three months ended March 31, 2007 and 2006, respectively and is included as part of rent expense in the accompanying consolidated financial statements. The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one year at March 31, 2007 are as follows:

Period Ending March 31:
2007	$1,450,319
2008	1,600,340
2009	1,702,407
2010	396,037
2011	299,325
Thereafter	--

$5,448,428

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

On March 19, 2007, the Company issued 2,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

On March 19, 2007, the Company issued to its four independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

In the first quarter of 2007, pursuant to a settlement agreement, the Company received back and cancelled 2,000,000 common shares originally issued in a prior year to a former employee

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  No warrants were granted during the periods ended March 31, 2007 and 2006.

These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.

On April 1, 2006 the Company issued 35,000,000 warrants in connection with convertible debentures. The warrants have an exercise price of $0.02 and expire in 5 years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants are reflected as a warrant liability at March 31, 2007 (see Note 14).

Note 12 Related Party Transactions

During the three months ended March 31, 2007 and 2006, the Company received funds of $0 and $250,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended March 31, 2007 and 2006, the Company repaid $0 and $16,529 of the outstanding amount. At March 31, 2007, the Company had no outstanding loans payable to this individual.

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

On March 19, 2007, the Company issued 2,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

On March 19, 2007, the Company issued to its four independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

MGBMH incurs a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four (4%) percent of its net collected revenue.

Note 13 Convertible Debentures

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   As of March 31, 2007, the Company has amortized $9,446 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of March 31, 2007, the Company has amortized $249,088 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs are fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs.  As of March 31, 2007, the Company has amortized $4,272 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of December 31, 2006, the Company has amortized $293,737 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be exercised on a cashless basis.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement was required to be filed within 60 days of the initial funding date of April 1, 2006 and was required to become effective within 120 of the initial funding date.  The deadline was not met. Accordingly, the Company is required to accrue as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  Once effective, the Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period"). As of March 31, 2007, the registration statement had not been declared effective.  Accordingly, as of March 31, 2007, the Company has accrued $290,000 in accrued liquidated damages related to the filing.

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

The change in fair value recognized as other income (expense) of the embedded conversion option and warrant liabilities from the three months ended March 31, 2007 were $48,322 and $207,862 for a total of $256,184.

Note 14 Deposit

The Company entered into an agreement to sell a minority interest of 40% of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  In March 2007, the Company requested a good faith deposit of $500,000 from the buyer.  The deposit was received and recorded as a deferred liability.  The Company consummated the transaction on April 1, 2007.

Note 15 Income Taxes

There was no income tax expense for the three ended March 31, 2007, due to the Company’s utilization of net operating loss carryforwards.

Note 16 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $0 and $65,100 for the three months ended March 31, 2007 and 2006, respectively, from the insurance proceeds.

Note 17 Subsequent Events

On February 28, 2007, Pacer Health Management Corporation of Georgia (“Pacer-GA”), a wholly-owned subsidiary of the Company, entered into an non-binding agreement to acquire Family Medical Associates, a multi-specialty physician's clinic and imaging center in Greensboro, Georgia.

On April 1, 2007, the Company entered into an agreement to sell a minority interest of 40% of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  Pacer Health Management Corporation of Kentucky currently leases certain assets from the County of Knox, Kentucky.  The sales price was $1.2 million, which consisted solely of cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, as well as our other reports filed with the Securities and Exchange Commission and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2006 and the following:

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

No material part of our revenues were derived outside of the United States in the three months ended March 31, 2007, and during that period, we had no material assets outside the United States.

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

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense which is included in discontinued operations for the year ended December 31, 2006.

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

In March 2007, the Company amended its lease agreement (the “Amended and Restated Cooperative Endeavor Lease and Assignment of Third Party Leases”) with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.  As of March 31, 2007, the Company has received $1.2 million of the expected $3.5 million of grants for 2007.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of our unaudited interim consolidated financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited interim consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation of derivatives, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

Intangible Assets

Intangible assets at March 31, 2007 consisted of goodwill of $1,216,318 which is the result of the acquisitions of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions.  The Company accounts for its employee stock based compensation under the fair value based method provisions of SFAS No. 123.  During the three months ended March 31, 2007 and 2006, there were no grants of stock options to either employees or non-employees.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the three months ended March 31, 2007 and 2006, the Company issued 2,000,000 and 100,000 shares of common stock, respectively, to key employees pursuant to the terms of an employment agreement and contract agreements.

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

(i) Hospital Operations

The Company recognizes revenues in the period in which services are performed and billed to the patient or third party payor. Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s unaudited interim consolidated financial statements are recorded at the amount expected to be received.

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

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2007 is as follows:

Patient accounts receivables	$27,372,107
Less: Allowance for doubtful accounts	(11,691,274)
Less: Allowance for contractual discounts	(8,189,271)
Patient Accounts Receivable, net	$7,491,562

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

During the three months ended March 31, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,631,413 and $1,318,421, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $223,978 for the three months ended March 31, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three Months Ended March 31, 2007 and March 31, 2006.

Net Revenue

Net revenues for continuing operations for the three months ended March 31, 2007 and 2006, were $11,059,690 and $4,810,388, comprised of patient service revenues of $11,059,690 and $4,735,388 and management services fees $0 and $75,000, respectively.  Patient service revenue of $2,211,447 for Southpark was included in discontinued operations for the three months ended March 31, 2006.  The increase in revenue was primarily due to the acquisition of Knox County Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended March 31, 2007 and 2006 were $10,829,831 and $4,880,503, respectively.  Operating expenses of $3,430,086 for Southpark was included in discontinued operations for the three months ended March 31, 2006.  Operating expenses increased primarily due to the acquisition of Knox County Hospital.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended March 31, 2007, operating expenses consisted principally of $4,273,156 in salaries, wages and benefits, $2,631,413 in bad debt expenses, $715,147 in contract labor, $95,848 in depreciation, $181,114 in insurance expenses, $776,153 in medical supplies, $569,383 of professional fees, $641,976 in rent expenses and $945,641 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended March 31, 2007 and 2006 was $(390,291) and $17,098.  Other expense consisted primarily of the loss on the settlement of our lawsuit with Alliance of $400,000 offset by a gain on the change of fair market value of derivatives related to the convertible debenture of $256,184.  Interest expense for the three months ended March 31, 2007 and 2006 was $346,627 and $48,072, respectively.  Interest expense of $368,515 for Southpark was included in discontinued operations for the three months ended March 31, 2006.

Net Loss

Our net loss for the three months ended March 31, 2007 and 2006 was $160,432 and $1,704,627.  The decrease in net loss is primarily the result of our disposal of Southpark and our acquisition of Knox County Hospital.  During the three months ended March 31, 2006, Southpark had a net loss of $1,651,610, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $330,732 at March 31, 2007.  Net Cash used in operating activities during the three month period ended March 31, 2007 was $469,249, compared to $466,588 for the same period a year earlier.  During the three months ended March 31, 2007, the net cash used was mainly the result of an increase in account payable of $117,797, increase in prepaid expenses of $207,957, increase in accrued wages of $408,428, offset primarily by a decrease in patient receivables of $3,772,259,  decrease of supplies inventory of $96,262, decrease in accrued expenses of $7,052, decrease in Medicare payable of $243,991, change in fair market value of derivatives related to the convertible debenture of $256,184 and bad debt expense and depreciation expense of $2,631,413 and $95,848, respectively.

Net Cash provided by investing activities was $439,366 for the three months ended March 31, 2007, compared to cash used of $362,667 for the same period in 2006.  Net cash provided by investing activities during the three months ended March 31, 2007 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $135,634, received a deposit for the sale of the healthcare facility in Knox County for $500,000 and had received a refund of a deposit placed earlier for $75,000.

Net Cash provided by financing activities was $282,240 for the three months ended March 31, 2007, compared to cash used of $133,213 in the same period for 2006.  Net cash provided in financing activities during the three months ended March 31, 2007 consisted of repayments of $112,971 for notes payable and a cash overdraft of $395,211.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2007, the Company issued 2,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.    The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

On March 19, 2007, the Company issued to its four independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits:

(b)

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

 (b)

Reports on Form 8-K:

On January 12, 2007, the Company filed a Current Report on Form 8-K announcing that it had entered into an operating lease agreement with the County of Knox, Kentucky for Knox County Hospital in Barbourville, Kentucky.

On March 3, 2007, the Company filed a Current Report on Form 8-K announcing that it had entered into an employment agreement with John Vincent as Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2007	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: May 18, 2007	PACER HEALTH CORPORATION

By: /s/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

May 18, 2007	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

May 18, 2007	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

May 18, 2007	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

May 18, 2007	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

May 18, 2007	By: /s/ Eugene Marini
Eugene Marini, Director

EXHIBIT 21.1	SUBSIDIARIES OF PACER HEALTH CORPORATION

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

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended March 31, 2007, of Pacer Health Corporation;

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

Date: May 18, 2007	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended March 31, 2007, of Pacer Health Corporation;

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

Date: May 18, 2007	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3.

Date: May 18, 2007	By: /s/ Rainier Gonzalez
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

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 18, 2007	By: /s/ J. Antony Chi
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

i.

2