Form 10QSB
period 2007-06-30
PACER HEALTH CORP
filed 2007-08-14
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended June 30, 2007

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

As of August 14, 2007, the issuer had 586,466,005 shares of common stock, par value of $0.001, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐   No ☒

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

25

Item 3.  Controls and Procedures ..

34

PART II.  OTHER INFORMATION

35

Item 1.  Legal Proceedings.

35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

35

Item 3.  Defaults Upon Senior Securities ..

35

Item 4.  Submission of Matters to a Vote of Security Holders.

35

Item 5.  Other Information.

36

Item 6.  Exhibits and Reports on Form 8-K ..

36

SIGNATURES

39

Certifications

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$348,631
Patient accounts receivable, net	7,207,294
Medicare Receivable	361,906
Other accounts receivable	309,039
Supplies	709,011
Prepaid Expenses	406,139
Total Current Assets	9,342,020

Property and equipment, net	5,750,499

Other Assets
Deposits	275
Debt issue costs, net	25,492
Goodwill	1,216,318
Total Other Assets	1,242,085

Total Assets	$16,334,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$4,190,391
Cash overdraft	1,995
Settlements payable, current portion	139,832
Accrued wages and related payroll taxes	1,780,192
Accrued interest payable	124,007
Accrued professional fees	40,550
Accrued rent	227,084
Accrued liabilities, related party	28,861
Accrued expenses	225,541
Accrued liquidated damages	390,000
Notes Payable, current portion	352,183
Medicare payable, current portion	1,215,390
Warrant liability	125,324
Embedded conversion option liability	1,443,045
Total Current Liabilities	10,284,395

Long Term Liabilities
Convertible debenture, net of debt discount of $901,460	598,540
Medicare payable, net of current portion	1,608,325
Note payable, building	1,810,000
Settlements payable, net of current portion	222,223
Notes payable, net of current portion	636,295
Total Long Term Liabilities	4,875,384

Total Liabilities	15,159,779

Minority Interest	8,612,814

Commitments and Contingencies	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
578,696,774 issued and outstanding	57,870
Additional paid in capital	2,687,847
Accumulated deficit	(10,183,705)
Total Stockholders' Equity (Deficiency)	(7,437,988)

Total Liabilities and Stockholders' Equity (Deficiency)	$16,334,604

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Patient services revenues, net	$10,651,380	$3,079,172	$21,711,069	$7,814,560
Management services fees	-	75,000	-	150,000
Total Revenues	10,651,380	3,154,172	21,711,069	7,964,560

Operating Expenses
Advertising	18,780	5,712	26,590	21,509
Amortization of Debt Costs	1,170	-	4,682	-
Bad debt expense	2,471,552	239,250	5,102,965	1,557,671
Contract labor	1,048,030	563,035	1,763,178	1,115,376
Depreciation	91,264	27,486	187,112	61,072
Insurance	233,586	181,244	414,701	306,045
Liquidated Damages	100,000	-	205,000	-
Loan fee	(54,049)	9,991	88,492	13,463
Medical Supplies	1,214,632	246,786	1,990,786	474,886
Patient Expenses	151,906	4,285	283,861	56,951
Professional fees	296,652	266,431	866,035	473,691
Rent	503,225	143,660	1,145,201	242,519
Repairs and Maintenance	151,864	54,651	278,232	85,975
Salaries and wages	4,392,626	1,949,296	8,665,782	3,836,807
Travel	120,264	135,032	157,756	240,132
Utilities	177,586	47,189	294,010	114,809
General and administrative	301,874	167,893	576,412	321,118
Total Operating Expenses	11,220,962	4,041,942	22,050,795	8,922,445

Net Loss from Operations	(569,582)	(887,770)	(339,726)	(957,885)

Other Income (Expense)
Other Income / (Expense)	47,999	2,373	48,568	2,443
Writeoff of preacquisition
Liabilities	-	-	99,583	-
Loss on settlement payable	-	-	(400,000)	-
Gain on disposal of assets	-	-	-	65,100
Gain on Sale of Minority
Interest	980,458	-	980,458	-
Finance Charges	-	(9,029)	-	(9,029)
Change in fair market value of
Derivatives	(285,635)	(897,896)	(29,451)	(897,896)
Interest expense	(474,238)	(183,873)	(820,865)	(231,945)
Total Other Income /
(Expense), net	268,583	(1,088,424)	(121,707)	(1,071,326)

Minority Interest in Net (Income) /
Loss of Consolidated
Subsidiary Company	198,542	-	198,542	-

Net Income/(Loss) from
Continuing Operations	$(301,000)	$(1,976,194)	$(262,890)	$(2,029,211)

Discontinued Operations
Loss from operations of
Discontinued component	-	(1,550,797)	-	(3,202,407)
	-	(1,550,797)	-	(3,202,407)

Net Income/(Loss)	$(301,000)	(3,526,991)	$(262,890)	(5,231,618)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/(Loss) from continuing
operations	$(0.00)	(0.00)	$(0.00)	(0.00)

Income/(Loss) from discontinued
operations	$0.00	(0.00)	$0.00	(0.01)

Net Income/(Loss) Per Share -
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic
and diluted	580,696,774	573,116,246	581,107,824	573,121,274

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income/(Loss)	$(262,890)	$(5,231,621)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	432,661	133,533
Amortization of debt issue costs	7,061	-
Bad debt expense	5,102,965	2,005,403
Gain on writeoff of pre-recapitalization liabilities	(99,583)
Gain on partial sale of subsidiary	(980,458)
Depreciation	187,112	951,151
Minority interest	(198,542)
Amortization of stock based expenses	72,500	45,000
Stock issued for services	4,000	1,500
Change in fair market value of derivatives	29,451	897,896
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(6,114,941)	(2,454,728)
Medicare receivable	(361,906)	-
Other receivables	(128,322)	(58,242)
Supplies	206,811	(64,845)
Prepaids and other current assets	263,548	260,959
Increase (decrease) in:
Accounts payable	1,574,389	1,039,550
Settlements payable	103,056	(3,000)
Accrued interest payable	39,692	42,047
Accrued wages payable	392,319	564,624
Accrued expenses	13,404	(95,262)
Accrued rent	45,409	428
Accrued penalties and liquidated damages	205,000	-
Accrued professional fees	-	40,550
Escrow	-	(575,000)
Medicare payable	(821,162)	167,052
Other current liabilities	(11,736)	18,267
Net Cash Provided by/Used in) Operating Activities	(300,162)	(2,314,738)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(224,633)	(130,617)
Receipt of refund of deposit	75,000	(254,000)
Deposit held for equipment purchase	-	(12,550)
Dividend paid to minority interest	(21,000)	-
Net Cash Provided by/(Used in) in Investing Activities	(170,633)	(397,167)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	-	710,000
Repayments of loan payable - related party	-	(316,529)
Cash overdraft	1,995	391,067
Proceeds from issuance of convertible debenture	-	2,000,000
Repayments of convertible debenture	(250,000)	-
Debt lender fees		(215,000)
Debt issue costs		(52,242)

Repayments of loans payable	-	(549,798)
Repayments of capitalized lease obligations	-	(183,171)
Minority interest capital contribution	1,200,000	31,700
Repayments of note payable	(210,944)	(329,440)
Proceeds from note payable	-	80,278
Repayment of advances	-	-
Net Cash Provided by/(Used in) Financing Activities	741,051	1,566,865

Net Increase/(Decrease) in Cash	270,256	(1,145,040)

Cash, Beginning of Period	$78,375	$1,219,225

Cash, End of Period	$348,631	$74,185

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$434,547	$413,587
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of Note Payable for Insurance Policies	$313,393	$248,169
Issuance of Note Payable for Equipment	$12,947	$12,824

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company’s Form Annual Report on 10-KSB.

At June 30, 2007, the Company had a working capital deficit of $942,375, which includes $125,324 of warrant liability and $1,443,045 of embedded conversion option liability related to the issuance of convertible debentures to Cornell Capital Partners, L.P. (See Note 13) The Company has included these amounts as current liabilities but does not anticipate cash settlement or conversion within one year.  Furthermore, Cornell is limited as to the amount of debt it may convert.  If these liabilities were not included, the Company would have a positive working capital of $625,994.  Additionally, for the six months ended June 30, 2007, the Company had a net loss of $262,890 and a negative cash flow from operations of $300,162.  The net income from continuing operations was reduced by a one time loss on settlement of litigation for $400,000 and the cash flow from operations include the non-recurring settlement payments of $294,444.  (See Note 8)  Management also anticipates the addition of the Barbourville, Kentucky facility to contribute to an increase in net income and positive cash flows for the remainder of 2007.  Management also anticipates positive cash flows from the additional grants of $1,380,000 from the revised lease agreement with the Lower Cameron Hospital Service District.  (See Note 2) Accordingly, management has mitigated future losses and anticipates positive cash flows in 2007 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

Pacer Health Corporation (“Pacer”), a Florida corporation, has thirteen subsidiaries:

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

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006),

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006),

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Pacer Psychiatry of Calcasieu, Inc.

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  (See Note 3)

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense which is included in discontinued operations for the year ended December 31, 2006. (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital.  The total purchase amount was $1,108,676. (See Note 3)  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.

In March 2007, the Company amended its lease agreement (the “Amended and Restated Cooperative Endeavor Lease and Assignment of Third Party Leases”) with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of June 30, 2007, the Company has received $2.2 million of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the six months ended June 30, 2007.

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

The initial allocation of fair value of the assets acquired and liabilities assumed was done on September 1, 2005 and revised as of September 30, 2006 as follows:   (see Note 5)

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

On December 6, 2005 (“Southpark Acquisition Date”), the Company completed its acquisition of Southpark Community Hospital (“Southpark”).  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount was to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,450,000 as of September 30, 2006, which includes additional consideration of $1,950,000 in the nine months ended September 30, 2006.  The purchase price as of September 30, 2006 of $2,450,000 was increased by $500,000 from the purchase price as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  The results of operations of SPCH are included in the consolidated results of operations of the Company from the Southpark Acquisition Date.

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

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, entered into an agreement with the County of Knox (the “Agreement”), Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.   The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  The Company follows the industry specific consolidation criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations” and the criteria under Emerging Issues Task Force Standard 97-2 (“EITF 97-2”) “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. In accordance with the criteria, the Company has consolidated all of the assets and liabilities of Knox County Hospital and has reflected a minority interest to account for the economic interest upon dissolution for the County of Knox.

On April 1, 2007, the Company entered into an agreement to sell, in substance, a minority interest of 40% of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  Pacer Health Management Corporation of Kentucky currently leases certain assets from the County of Knox, Kentucky.  The sales price was $1.2 million, which consisted solely of cash, of which $500,000 was received on March 30, 2007 and $700,000 was received on April 20, 2007.  A gain of $980,458 was included in Other Income for the six months ended June 30, 2007 and an initial minority interest of $219,542 was recorded based on 40% of the net equity of the subsidiary on the sale date.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2007 is as follows:

Patient accounts receivable	$26,134,777
Less: Allowance for doubtful accounts	(10,409,494)
Less: Allowance for contractual discounts	(8,517,989)
Patient Accounts Receivable, net	$7,207,294

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

During the three months ended June 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,471,552 and $239,250, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $223,754 for the three months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $5,102,965 and $1,557,671, respectively.  The Company also included in discontinued operations bad debt expense of $0 and $447,732 for the six months ended June 30, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2007 is as follows:

Land	$682,513
Building and improvements	4,130,325
Equipment	1,454,673
Furniture & Fixtures	5,000
Less: accumulated depreciation	(522,012)
Property and Equipment, net	$5,750,499

For the six months ended June 30, 2007 and 2006, the Company recorded a gain of $0 and $65,100 on the disposal of assets related to a natural disaster (See Note 15).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the three months ended June 30, 2007 and 2006 was $91,264 and $27,486, respectively, net of $0 and $530,322, respectively, which was included in discontinued operations. Depreciation expense for the six months ended June 30, 2007 and 2006 was $187,112 and $61,072, respectively, net of $0 and $890,079, respectively, which was included in discontinued operations.

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

Note 6 Loan Payable-Related Party

During the three months ended June 30, 2007 and 2006, the Company received funds of $0 and $460,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. During the six months ended June 30, 2007 and 2006, the Company received funds of $0 and $710,000 from this individual.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended June 30, 2007 and 2006, the Company repaid $0 and $300,000 of the outstanding amount. During the six months ended June 30, 2007 and 2006, the Company repaid $0 and $316,529 of the outstanding amount. At June 30, 2007, the Company had no outstanding loans payable to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On June 30, 2007, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated December 2006, original principal of $128,298, annual interest rate of 7.250%, maturity date September 2007.	$35,097
Insurance Note Payable dated December 2006, original principal of $9,726, annual interest rate of 7.250%, maturity date September 2007.	3,324
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	13,184
Equipment note payable dated December 2006, original principal of $47,130, payable in 9 monthly payments of $5,237.	15,710
Computer software note payable dated February 2007, original principal of $48,400, 50% due with the signing of the agreement, 25% due upon the completion of the installation and 25% upon approval of the system.	12,947
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity.	536,100
Insurance Note Payable dated April 2007, original principal of $104,706, annual interest rate of 6.750%, maturity date January 2008.	63,172
Insurance Note Payable dated January 2007, original principal of $15,840, maturity date June 2007.	5,940
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	113,480
Insurance Note Payable dated June 2007, original principal of $189,524, annual interest rate of 8.640%, maturity date February 2008.	189,524

Total	$988,478
Current Portion	$352,183
Long Term Portion	$636,295

At June 30, 2007, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,810,000

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

Maturities of the Company’s debt at June 30, 2007 were as follows:

2007	$492,015
2008	2,508,324
2009	120,421
2010	34,417
2011	5,352
Thereafter	--

$3,160,529

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and Minnie G. Boswell Memorial Hospital, Inc. by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 was payable over 36 months and accrued as settlement payable.  The payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of June 30, 2007.  The balance due at June 30, 2007 was $355,556.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583 in the quarter ended March 31, 2007.

Note 9 Medicare Payable and Receivable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of June 30, 2007, the Company had Medicare receivables of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006 and $506,045 for our Greensboro, Georgia facility for the year ended December 31, 2006.  These receivables were used to offset current Medicare liabilities within those same facilities  and are therefore netted against Medicare liabilities in the accompanying financial statements.  The Company also had a Medicare receivable of $361,906 for its Knox County Hospital facility.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,215,390 and long term Medicare liabilities of $1,608,325.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

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

Our Lake Charles, Louisiana facility has negotiated three payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at June 30, 2007	$16,596	$622,150	$1,120,713	$174,963
Long Term Principal	--	$474,383	$889,026	$146,116
Monthly Payment Amount	$16,596	$17,873	$29,582	$4,075
Maturity Date	July 2007	January 2011	June 2011	March 2012

Our Greensboro, Georgia facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended August 31, 2005 and December 31, 2005.  The facility is currently on a payment plan for the cost report period ended December 31, 2006 for estimated overpayments paid during the calendar year 2006.  A summary of the significant terms of the plans are as follows:

	For the Period Ended August 31, 2005	For the Period Ended December 31, 2005
Principal Outstanding at June 30, 2007	$329,982	$129,284
Long Term Principal	$98,826	--
Monthly Payment Amount	$23,180	$12,500
Maturity Date	November 2008	May 2008

Note 10 Commitments and Contingencies

Legal Proceedings

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  Discovery is complete in this case and Defendants have filed a motion to dismiss Plaintiff’s claim in its entirety.  As management believes it is not probable the plaintiff will prevail, no amounts have been accrued as of June 30, 2007.

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

Expenses under real property leases were $268,038 and $74,831 for the three months ended June 30, 2007 and 2006, respectively and is included as part of rent expense in the accompanying consolidated financial statements. Expenses under real property leases were $657,674 and $149,662 for the six months ended June 30, 2007 and 2006, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one year at June 30, 2007 are as follows:

Period Ending June 30:
2007	$1,428,674
2008	1,729.090
2009	1,582,407
2010	396,037
2011	299,325
Thereafter	--

$5,435,534

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

In the first quarter of 2007, pursuant to a settlement agreement, the Company received back and cancelled 2,000,000 common shares originally issued in a prior year to a former employee.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  On June 20, 2007, these warrants expired.  No warrants were granted during the periods ended June 30, 2007 and 2006.

On April 1, 2006 the Company issued 35,000,000 warrants in connection with convertible debentures. The warrants have an exercise price of $0.02 and expire in 5 years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants are reflected as a warrant liability at June 30, 2007 (see Note 14).

Note 12 Related Party Transactions

During the three months ended June 30, 2007 and 2006, the Company received funds of $0 and $460,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. During the six months ended June 30, 2007 and 2006, the Company received funds of $0 and $710,000 from this individual.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended June 30, 2007 and 2006, the Company repaid $0 and $300,000 of the outstanding amount. During the three and six months ended June 30, 2007 and 2006, the Company repaid $0 and $316,529 of the outstanding amount. At June 30, 2007, the Company had no outstanding loans payable to this individual.

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

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four (4%) percent of its net collected revenue.  For the six months ended June 30, 2007, the Company has been billed $463,297 by the billing company.

Note 13 Convertible Debentures

On April 1, 2006, the Company executed a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (“Cornell”) whereby it would issue $2,000,000 of secured convertible debentures.  On April 1, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (a) $0.05 or (b) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   On May 15,2007 the Company repaid an additional $250,000 of this debenture.  As of June 30, 2007, the Company has amortized $11,808 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of June 30, 2007, the Company has amortized $207,573 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs.  As of June 30, 2007, the Company has amortized $5,461 of debt issue costs.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  As of June 30, 2007, the Company has amortized $375,480 of debt discount.  The total debt discount will be amortized to interest expense over the life of the debt.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to Cornell to purchase 35,000,000 shares of common stock at an exercise price of $0.02.  The warrants may be exercised on a cashless basis.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement was required to be filed within 60 days of the initial funding date of April 1, 2006 and was required to become effective within 120 of the initial funding date.  The deadline was not met. Accordingly, the Company is required to accrue as liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  Once effective, the Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period"). As of June 30, 2007, the registration statement had not been declared effective.  Accordingly, as of June 30, 2007, the Company has accrued $390,000 in accrued liquidated damages related to the filing.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.  In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification as the Company considers the registration rights agreement to be part of the convertible debentures contract  both to be accounted for as a single unit considering the criteria EITF 05-4 “The Effects of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”.  In addition, all prior existing non-employee options or warrants (950,000) must be classified as liabilities for the same reason.   The Company recorded an embedded conversion options liability and warrant liability relating to 35,000,000 warrants at the April 1, 2006 funding date with a debt discount.  In addition, $5,415 of the fair value of 950,000 existing warrants was reclassified to warrant liabilities from stockholders’ equity at the funding date. Those warrants expired effective June 20, 2007.

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

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities from the three months ended June 30, 2007 were $319,723 and $(605,358) for a total of $(285,655).  The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities from the six months ended June 30, 2007 were $368,045 and $(397,496) for a total of $(29,451).

Note 14 Income Taxes

There was no income tax expense for the six months ended June 30, 2007, due to the Company’s utilization of net operating loss carryforwards.

Note 15 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $0 and $65,100 for the six months ended June 30, 2007 and 2006, respectively, from the insurance proceeds.

Note 16 Subsequent Events

On July 6, 2007, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) pursuant to which the Company sold to the YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of Common Stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 shall be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 shall be funded within five (5) business days after the registration statement is declared effective.

The Debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the Securities Purchase Agreement, the Company also issued to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at a price of $0.02 per share which expire on various dates beginning July 2012.

On July 9, 2007, pursuant to the Securities Purchase Agreement, the Company issued 5,769,231 shares to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) in conversion of $30,000 of principal for a convertible debenture issued on April 1, 2006.  (See Note 13)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB (this “Report”), as well as our other reports filed with the U.S. Securities and Exchange Commission (“SEC”) and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2006 and the following:

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

No material part of our revenues were derived outside of the United States in the six months ended June 30, 2007, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions and Operating Lease

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of 30 years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

In March 2007, the Company amended its lease agreement (the “Amended and Restated Cooperative Endeavor Lease and Assignment of Third Party Leases”) with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.  As of June 30, 2007, the Company has received $2.2 million of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the six months ended June 30, 2007.

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

Intangible Assets

Intangible assets at June 30, 2007 consisted of goodwill of $1,216,318 which is the result of the acquisitions of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the six months ended June 30, 2007 and 2006, the Company issued 2,000,000 and 100,000 shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and contract agreements.

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

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at June 30, 2007 is as follows:

Patient accounts receivable	$26,134,777
Less: Allowance for doubtful accounts	(10,409,494)
Less: Allowance for contractual discounts	(8,517,989)
Patient Accounts Receivable, net	$7,207,294

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

During the three months ended June 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,471,552 and $239,250, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $223,754 for the three months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $5,102,965 and $1,557,671, respectively.  The Company also included in discontinued operations bad debt expense of $0 and $447,732 for the six months ended June 30, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three Months Ended June 30, 2007 and June 30, 2006.

Net Revenue

Net revenues for continuing operations for the three months ended June 30, 2007 and 2006, were $10,651,380 and $3,154,172, comprised of patient service revenues of $10,651,380 and $3,079,172 and management services fees $0 and $75,000, respectively.  Patient service revenue of $2,423,782 for Southpark was included in discontinued operations for the three months ended June 30, 2006.  The increase in revenue was primarily due to the acquisition of Knox County Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three months ended June 30, 2007 and 2006 were $11,220,962 and $4,041,942, respectively.  Operating expenses of $3,700,501 for Southpark was included in discontinued operations for the three months ended June 30, 2006.  Operating expenses increased primarily due to the acquisition of Knox County Hospital.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three months ended June 30, 2007, operating expenses consisted principally of $4,392,626 in salaries, wages and benefits, $2,471,552 in bad debt expenses, $1,048,030 in contract labor, $91,264 in depreciation, $233,586 in insurance expenses, $1,214,632 in medical supplies, $296,652 of professional fees, $503,225 in rent expenses and $969,396 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Other Income/(Expense)

Other income/(expense) for the three months ended June 30, 2007 and 2006 was $268,583 and $(1,088,424).  Other income consisted primarily of the gain on the sale of the minority interest of $980,458 and a loss on the change of fair market value of derivatives related to the convertible debenture of $285,635.  Interest expense for the three months ended June 30, 2007 and 2006 was $474,238 and $183,873, respectively.  Interest expense of $278,559 for Southpark was included in discontinued operations for the three months ended June 30, 2006.

Net Loss

Our net loss for the three months ended June 30, 2007 and 2006 was $301,000 and $1,976,194.  The decrease in net loss is primarily the result of our disposal of Southpark and our acquisition of Knox County Hospital.  During the three months ended June 30, 2006, Southpark had a net loss of $1,550,797, which was included in discontinued operations.

Results Of Operations For The Six Months Ended June 30, 2007 and June 30, 2006.

Net Revenue

Net revenues for continuing operations for the six months ended June 30, 2007 and 2006, were $21,711,069 and $7,964,560, comprised of patient service revenues of $21,711,069 and $7,814,560 and management services fees $0 and $150,000, respectively.  Patient service revenue of $4,560,229 for Southpark was included in discontinued operations for the six months ended June 30, 2006.  The increase in revenue was primarily due to the acquisition of Knox County Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Operating Expenses

Operating expenses for continuing operations for the six months ended June 30, 2007 and 2006 were $22,050,795 and $8,922,445, respectively.  Operating expenses of $7,130,587 for Southpark was included in discontinued operations for the six months ended June 30, 2006.  Operating expenses increased primarily due to the acquisition of Knox County Hospital.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the six months ended June 30, 2007, operating expenses consisted principally of $8,665,782 in salaries, wages and benefits, $5,102,965 in bad debt expenses, $1,763,178 in contract labor, $187,112 in depreciation, $414,701 in insurance expenses, $1,990,786 in medical supplies, $866,035 of professional fees, $1,145,201 in rent expenses and $1,915,035 of general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2007, primarily as a result of acquisitions.

Other Expense

Other expense for the six months ended June 30, 2007 and 2006 was $121,707 and $1,071,326.  Other expense consisted primarily of the gain on the sale of the minority interest of $980,458 offset by a loss on the change of fair market value of derivatives related to the convertible debenture of $29,451 and a loss on the settlement of our lawsuit with Alliance of $400,000.  Interest expense for the six months ended June 30, 2007 and 2006 was $820,865 and $231,945, respectively.  Interest expense of $647,074 for Southpark was included in discontinued operations for the six months ended June 30, 2006.

Net Loss

Our net loss for the six months ended June 30, 2007 and 2006 was $262,890 and $2,029,211.  The decrease in net loss is primarily the result of our disposal of Southpark and our acquisition of Knox County Hospital.  During the six months ended June 30, 2006, Southpark had a net loss of $3,202,407, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $348,631 at June 30, 2007.  Net Cash used in operating activities during the six month period ended June 30, 2007 was $300,162, compared to $2,314,738 for the same period a year earlier.  During the six months ended June 30, 2007, the net cash used, after reducing the gain on sale of minority interest of $980,458 was mainly the result of an increase in Medicare receivable of $361,906,  increase in account payable of $1,574,389, increase in prepaid expenses of $263,548, increase in accrued wages of $392,319, increase in supplies inventory of $263,548 offset primarily by a decrease in patient receivables of $6,114,941, decrease in Medicare payable of $821,162, change in fair market value of derivatives related to the convertible debenture of $29,451 and bad debt expense and depreciation expense of $5,102,965 and $187,112, respectively.

Net Cash used in investing activities was $170,633 for the six months ended June 30, 2007, compared to $397,167 for the same period in 2006.  Net cash used in investing activities during the six months ended June 30, 2007 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $224,633, issued a dividend to minority interest holders of $21,000 and had received a refund of a deposit placed earlier for $75,000.

Net Cash provided by financing activities was $741,051 for the six months ended June 30, 2007, compared to $1,566,865 in the same period for 2006.  Net cash provided in financing activities during the six months ended June 30, 2007 consisted of proceeds from the sale of the minority interest of $1,200,000, a redemption of convertible debentures of $250,000, repayments of $210,944 for notes payable and a cash overdraft of $1,995.

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

Item 3.  Controls and Procedures

(A)

Evaluation Of Disclosure Controls And Procedures

Pacer Health Corporation’s Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of Pacer Health Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, Pacer Health Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Pacer Health Corporation that is required to be disclosed by Pacer Health Corporation in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pacer Health Corporation’s management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

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

On July 6, 2007, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) pursuant to which the Company sold to the YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of Common Stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 shall be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 shall be funded within five (5) business days after the registration statement is declared effective.

The Debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the Securities Purchase Agreement, the Company also issued to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at a price of $0.02 per share which expire on various dates beginning July 2012.

On July 9, 2007, pursuant to the Securities Purchase Agreement, the Company issued 5,769,231 shares to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) in conversion of $30,000 of principal for a convertible debenture issued on April 1, 2006.

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

Incorporated by Reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on January 12, 2007
10.21	Securities Purchase Agreement dated as of July 6, 20067, by and between the Company and Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.22	Convertible Debenture, dated as of July 6, 2007, issued by the Company to Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.23	Warrant, dated as of July 6, 2007, issued by the Company to Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.24	Security Agreement, dated as of July 6, 2007, by and between the Company, the Company’s subsidiaries made a party thereto and Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.25	Pledge & Escrow Agreement, dated as of July 6, 2007, by and between the Pledgors named therein, David Gonzalez, Esq. as escrow agent and Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.26	Registration Rights Agreement, dated as of July 6, 2007, by and between the Company and Cornell Capital Partners, L.P.	Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.27

Irrevocable Transfer Agent Instructions, dated as of July 6, 2007, by and among the Company, Cornell Capital Partners, L.P., David Gonzalez ,Esq. as escrow agent and Computershare Transfer Company, Inc., as transfer agent

Incorporated by Reference to Form 8-K filed on July 6, 2007.

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

On July 6, 2007, the Company filed a Current Report on Form 8-K announcing that it had entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, up to Five Million Five Hundred Thousand Dollars ($5,500,000) of Secured Convertible Debentures, which shall be convertible into shares of the Company’s common stock and warrants to acquire up to Two Hundred Twenty Million (220,000,000) additional shares of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: August 14, 2007	PACER HEALTH CORPORATION

By: /s/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

August 14, 2007	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

August 14, 2007	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

August 14, 2007	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

August 14, 2007	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

August 14, 2007	By: /s/ Eugene Marini
Eugene Marini, Director

EXHIBIT 21.1	SUBSIDIARIES OF PACER HEALTH CORPORATION

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

•

Pacer Health Management Corporation of Kentucky (a Kentucky corporation formed on March 20, 2006),

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006),

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Pacer Psychiatry of Calcasieu, Inc.

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended June 30, 2007, of Pacer Health Corporation;

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

Date: August 14, 2007	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended June 30, 2007, of Pacer Health Corporation;

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

Date: August 14, 2007	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3.

Date: August 14, 2007	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 14, 2007	By: /s/ J. Antony Chi
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