Form 10QSB
period 2007-09-30
PACER HEALTH CORP
filed 2007-11-19
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2007

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

As of November 19, 2007, the issuer had 589,266,005 shares of common stock, par value of $0.001, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐   No ☒

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

27

Item 3.  Controls and Procedures ..

35

PART II.  OTHER INFORMATION

36

Item 1.  Legal Proceedings.

36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

36

Item 3.  Defaults Upon Senior Securities ..

38

Item 4.  Submission of Matters to a Vote of Security Holders ..

38

Item 5.  Other Information.

39

Item 6.  Exhibits ..

39

SIGNATURES

42

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$97,280
Patient accounts receivable, net	8,430,991
Other accounts receivable	516,427
Supplies	734,658
Prepaid Expenses	398,263
Total Current Assets	10,177,619

Property and equipment, net	5,676,914

Other Assets
Deposits	275
Debt issue costs, net	22,610
Goodwill	1,216,318

Total Other Assets	1,239,203

Total Assets	$17,093,736

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIENCY)

Current Liabilities
Accounts payable	$3,690,768
Bank overdraft liability	143,598
Settlements payable, current portion	138,333
Accrued wages and related payroll taxes	2,056,239
Accrued interest payable	109,342
Accrued professional fees	40,550
Accrued rent	173,376
Accrued liabilities, related party	183,823
Accrued expenses	153,283
Notes Payable, current portion	267,766
Finance obligation on sale-leaseback of real property, current portion	14,551
Medicare payable, current portion	1,534,284
Total Current Liabilities	8,505,913

Long Term Liabilities
Convertible debenture, net of debt discount of $1,285,941	2,714,059
Medicare payable, net of current portion	1,457,100
Finance obligation on sale-leaseback of real property	1,785,025

Notes payable, net of current portion	629,305
Settlements payable, net of current portion	188,889
Total Long Term Liabilities	6,774,378

Total Liabilities	15,280,291

Minority Interest in Consolidated Subsidiary Company	8,612,814

Commitments and Contingencies (Note 10)	-

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
585,266,005 issued and outstanding	58,527
Additional paid in capital	5,210,152
Accumulated deficit	(12,068,048)
Total Stockholders' Equity (Deficiency)	(6,799,369)

Total Liabilities and Stockholders' Equity (Deficiency)	$17,093,736

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Patient services revenues, net	$8,687,164	$3,088,903	$30,398,234	$10,903,463
Management services fees	-	115,000	-	115,000
Total Revenues	8,687,164	3,203,903	30,398,234	11,018,463

Operating Expenses
Advertising	19,282	4,013	45,872	25,522
Amortization of Debt Costs	1,965	8,192	6,647	8,192
Bad debt expense	1,586,095	1,283,730	6,689,060	2,841,401
Contract labor	444,616	557,440	2,207,794	1,672,817
Depreciation	91,505	28,668	278,617	89,740
Insurance	239,257	82,458	653,957	388,923
Liquidated Damages	30,000	80,000	235,000	80,000
Loan fee	204,669	69,896	293,161	83,359

Medical Supplies	782,573	213,050	2,773,358	687,937
Patient Expenses	133,635	58,641	417,495	115,592
Professional fees	80,893	368,057	946,928	878,366
Rent	114,488	127,697	1,259,690	370,216
Repairs and Maintenance	151,979	25,967	430,211	111,943
Salaries and wages	4,600,912	1,849,429	13,266,694	5,686,236
Travel	130,398	63,680	288,154	303,812
Utilities	184,632	52,388	478,642	167,197
General and administrative	350,113	148,733	926,526	433,233
Total Operating Expenses	9,147,012	5,022,039	31,197,806	13,944,486

Net Loss from Operations	(459,848)	(1,818,136)	(799,572)	(2,926,023)

Other Income (Expense)
Other Income / (Expense)	145,139	(2,407)	193,708	38
Writeoff of preacquisition
liabilities	-	-	99,583	-

Loss on settlement payable	-	-	(400,000)	-
Gain on disposal of assets	-	637,196	-	702,296
Gain on Sale of Minority
Interest	-	-	980,458	-
Redemption fee	(220,500)	-	(220,500)
Finance Charges	-	9,029	-	-
Change in fair market value of
Derivatives	116,537	347,211	87,086	(550,685)
Loss on settlement of debt	(498,748)		(498,748)
Interest expense	(966,924)	(302,769)	(1,787,789)	(534,713)
Total Other Income /
(Expense), net	(1,424,496)	688,260	(1,546,202)	(383,064)

Minority Interest in Net (Income) /
Loss of Consolidated

Subsidiary Company	-	-	198,542	-

Net Income/(Loss) from
Continuing Operations	$(1,884,343)	$(1,129,876)	$(2,147,232)	$(3,309,087)

Discontinued Operations
Gain from operations of
Discontinued component
(including gain on disposal
of $4,433,895)	-	3,889,381	-	836,974
	-	3,889,381	-	836,974

Net Income/(Loss)	$(1,884,343)	2,759,505	$(2,147,232)	(2,472,113)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/(Loss) from continuing
operations	$(0.00)	(0.00)	$(0.00)	(0.01)

Income/(Loss) from discontinued
operations	$0.00	0.01	$0.00	0.00

Net Income/(Loss) Per Share -
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	586,547,831	574,216,681	580,926,980	574,453,792

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income/(Loss)	$(2,147,232)	$(2,472,113)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	531,479	296,309
Amortization of debt issue costs	9,026	8,192
Bad debt expense	6,689,060	4,450,204
Loss on settlement payable	400,000	-
Gain on writeoff of pre-recapitalization liabilities	(99,583)	-
Gain on partial sale of subsidiary	(980,458)	-
Gain on sale of nursing home assets	-	(637,196)
Gain on sale of majority interest	-	(4,433,894)
Depreciation	278,617	1,185,802
Minority interest	(198,542)	-
Amortization of unvested stock expenses	90,000	75,000
Stock issued for services	12,000	5,500
Change in fair market value of derivatives	(87,087)	6,276
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(8,924,733)	(6,286,343)
Other receivables	(335,710)	(160,870)
Supplies	181,164	(71,471)
Prepaids and other current assets	404,066	353,212
Increase (decrease) in:
Accounts payable	1,258,588	1,624,440
Settlements payable	(331,778)	(5,000)
Accrued interest payable	25,028	33,905
Accrued wages payable	668,366	760,161
Accrued expenses	(87,714)	(55,072)
Accrued rent	(8,299)	428
Accrued penalties and liquidated damages	235,000	80,000
Accrued professional fees	-	40,550
Escrow	-	(575,000)
Medicare payable	(653,493)	1,742,082
Other current liabilities	(3,839)	26,657
Net Cash Provided by/Used in) Operating Activities	(3,076,074)	(4,008,241)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(242,555)	(184,609)
Receipt of refund of deposit	75,000	-
Deposit paid for future acquisition		(65,000)
Sale of nursing home assets	-	2,590,000
Net Cash Provided by/(Used in) in Investing Activities	(167,555)	2,340,391

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	-	849,000
Repayments of loan payable - related party	-	(800,529)
Cash overdraft	143,598	226,333
Proceeds from issuance of convertible debenture	3,630,502	1,732,758
Repayments of convertible debenture	(1,221,252)	(250,000)
Debt lender fees	-	544,409
Debt issue costs	-	-
Repayments of loans payable	-	(832,599)
Repayments of capitalized lease obligations	-	(287,285)
Minority interest capital contribution	1,200,000	639,738
Repayments of note payable	(453,314)	(482,807)
Proceeds from note payable	-	80,278
Repayment of advances	-	-
Distribution to minority interest	(37,000)
Net Cash Provided by/(Used in) Financing Activities	3,262,534	1,419,296

Net Increase/(Decrease) in Cash	18,905	(248,554)

Cash, Beginning of Period	$78,375	$1,219,225

Cash, End of Period	$97,280	$970,671

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$1,739,229	$1,555,221
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of Note Payable for Insurance Policies	$230,522	$358,881
Issuance of Note Payable for Equipment	$189,524	$28,523
Issuance of Note Payable for Land	$-	$505,822
Derivative liabilities recorded as debt discount	$-	$1,142,313
Warrant issued recorded as debt discount	$-	$627,200
Reclass of fair value of warrant from equity to liability	$-	$5,415
Reclassifiction of derivative liabilities to equity upon debt conversion and extinguishment	$1,560,887	$-
Conversion of convertible debentures to common stock	$30,000	$-

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

At September 30, 2007, the Company had working capital of $1,671,706. Additionally, for the nine months ended September 30, 2007, the Company had a net loss of $2,147,232 and a negative cash flow from operations of $3,076,074.  The net income from continuing operations was reduced by a one time loss on settlement of litigation for $400,000; a one time loss of $498,748 resulting from the redemption of the 2006 financing from YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.); and a $220,500 redemption fee paid to YA Global in connection with the redemption.  The cash flow from operations include the non-recurring settlement payments of $327,778.  (See Note 8)  Management also anticipates the addition of the Barbourville, Kentucky facility to contribute to an increase in net income and positive cash flows for the remainder of 2007.  Management also anticipates positive cash flows from the additional grants of $630,000 from the revised lease agreement with the Lower Cameron Hospital Service District.  (See Note 2) Accordingly, management has mitigated future losses and anticipates positive cash flows in 2007 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

Pacer Health Corporation (“Pacer”), a Florida corporation, has sixteen (16) subsidiaries:

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

•

Pacer Health Psychiatric, Inc. (a Louisiana Corporation formed on September 16, 2005),

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

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006),

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006),

•

Lakeside Regional Hospital, Inc. (a Georgia corporation formed on April 16, 2007),

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007), and

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007).

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  (See Note 3)

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent (60%) equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent (40%) in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense which is included in discontinued operations for the year ended December 31, 2006. (See Note 3)

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital (“MGBMH”).  The total purchase amount was $1,108,676. (See Note 3)  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of September 30, 2007, the Company has received $2.87 million of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the nine months ended September 30, 2007.

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

Note 3  Acquisitions, Sale-Leaseback, Operating Lease with Minority Interest and Divestiture

On September 1, 2005 (“Acquisition Date”), the Company completed its acquisition of MGBMH.  Under the terms of the acquisition agreement, the Company acquired the business and certain identifiable assets and assumed certain liabilities.  At the Acquisition Date, MGBMH was a provider of healthcare services with a primary focus on hospitals and nursing homes.  MGBMH owns and operates a non-urban hospital and nursing home.  The Company operates this hospital doing business as “Minnie G. Boswell Memorial Hospital”.

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $637,196, which is included in Other Income, and a deferred gain of $1,534,524 which is included in the $1,810,000, which is treated as a financing obligation for accounting purposes (see below).  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a operating lease with the Company whereby HSRE leases the real property comprising of the real property related to the acute care facility back to the Company pursuant to a five (5) year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six (36) months if the Company provides HSRE with ninety (90) days written notice prior to such 36th month (see renewal provisions below).  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The deferred gain of $1,534,524 and future gain of $275,475, totaling the $1,810,000 on this transaction are recorded as liabilities on the books and interest expense and a reduction in principal are recognized for each lease payment made. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two (2) separate five-year terms with a written notice not earlier than nine (9) months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.

On December 6, 2005 (“Southpark Acquisition Date”), the Company completed its acquisition of Southpark.  Under the terms of the acquisition agreement, the Company received a sixty percent equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent in consideration for an infusion amount up to $2,500,000, the exact amount was to be reasonably determined by the Company as necessary to sustain the operations of Southpark.  The Company also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  The Company had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,450,000 as of September 30, 2006, which includes additional consideration of $1,950,000 in the nine (9) months ended September 30, 2006.  The purchase price as of September 30, 2006 of $2,450,000 was increased by $500,000 from the purchase price as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  The results of operations of Southpark are included in the consolidated results of operations of the Company from the Southpark Acquisition Date.

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

The above purchase price allocation constitutes one hundred percent (100%) of the fair value of the total assets and liabilities of Southpark with the exception of goodwill where the minority interest forty percent (40%) portion was allocated to consolidated equity as a charge to additional paid in capital.  Since the purchase price of $2,450,000 exceeded the fair value of the net assets identified, goodwill of $3,530,134 was recognized net of the minority interest portion of $720,090.  There is no minority interest since the Company acquired net liabilities.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Southpark had occurred at January 1, 2004:

	Period Ended
	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$1,751,442	$0
Net (Loss) Income	$(3,521,542)	$(13,140)
Net (Loss) Income per Share – Basic	$(.00)	$(.00)
Net (Loss) Income per Share – Diluted	$(.00)	$(.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2004 and is not intended to be a projection of future results.   Furthermore, the operations of Southpark did not begin admitting patients until August 2005.  Accordingly, there was no patient revenue in 2004.

On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Upon the execution of a binding letter of intent, the Company formally relinquished control of Southpark to the third party.  The terms of the agreement included assumption of all prorated liabilities and guarantees of Southpark from the Company.  The sale resulted in a gain of $4,433,895 which is included in Discontinued Operations for the year ended December 31, 2006.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense which is included in discontinued operations for the year ended December 31, 2006.

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, entered into an agreement with the County of Knox (the “Agreement”), Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.   The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.  The Company follows the industry specific consolidation criteria as delineated in the AICPA Audit and Accounting Guide “Health Care Organizations” and the criteria under Emerging Issues Task Force Standard 97-2 (“EITF 97-2”) “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. In accordance with the criteria, the Company has consolidated all of the assets and liabilities of Knox County Hospital and has reflected a minority interest to account for the economic interest upon dissolution for the County of Knox.

On April 1, 2007, the Company entered into an agreement to sell, in substance, a minority interest of forty percent (40%) of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  Pacer Health Management Corporation of Kentucky currently leases certain assets from the County of Knox, Kentucky.  The sales price was $1.2 million, which consisted solely of cash, of which $500,000 was received on March 30, 2007 and $700,000 was received on April 20, 2007.  A gain of $980,458 was included in Other Income for the six months ended June 30, 2007 and an initial minority interest of $219,542 was recorded based on forty percent (40%) of the net equity of the subsidiary on the sale date.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2007 is as follows:

Patient accounts receivable	$26,328,119
Less: Allowance for doubtful accounts	(9,719,794)
Less: Allowance for contractual discounts	(8,177,334)
Patient Accounts Receivable, net	$8,430,991

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

During the three (3) months ended September 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,586,095 and $1,283,730, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $1,161,071 for the three (3) months ended September 30, 2007 and 2006, respectively.  During the nine (9) months ended September 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $$6,689,060 and $2,841,401, respectively.  The Company also included in discontinued operations bad debt expense of $0 and $1,608,803 for the nine (9)  months ended September 30, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2007 is as follows:

Land	$682,513
Building and improvements	4,130,325
Equipment	1,477,537
Furniture & Fixtures	5,000
Less: accumulated depreciation	(618,461)
Property and Equipment, net	$5,676,914

For the nine (9) months ended September 30, 2007 and 2006, the Company recorded a gain of $0 and $65,100 on the disposal of assets related to a natural disaster (See Note 15).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the three (3) months ended September 30, 2007 and 2006 was $91,505 and $28,668, respectively, net of $0 and $205,983, respectively, which was included in discontinued operations. Depreciation expense for the nine (9) months ended September 30, 2007 and 2006 was $278,617 and $89,740, respectively, net of $0 and $1,096,062, respectively, which was included in discontinued operations.

As a result of the decrease in the initial estimate of the assumed Medicare payable liability from the acquisition of MGBMH, the Company was required to reduce the purchase price allocation of value to certain property, plant and equipment of MGBMH during 2006 in accordance with SFAS No. 141.  The amount of the reduction in the value of property, plant and equipment was $217,388.  This revised allocation is reflected in Note 3.

Note 6 Loan Payable-Related Party

During the three (3) months ended September 30, 2007 and 2006, the Company received funds of $0 and $139,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. During the nine (9) months ended September 30, 2007 and 2006, the Company received funds of $0 and $849,000 from this individual.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three (3) months ended September 30, 2007 and 2006, the Company repaid $0 and $484,000 of the outstanding amount. During the nine (9) months ended September 30, 2007 and 2006, the Company repaid $0 and $800,529 of the outstanding amount. At September 30, 2007, the Company had no outstanding loans payable to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On September 30, 2007, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated July 2007, original principal of $70,088, annual interest rate of 6.750%, maturity date April 2008.	$46,969
Insurance Note Payable dated December 2006, original principal of $9,726, annual interest rate of 7.250%, maturity date October 2007.	831
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	12,479
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity.	536,100
Insurance Note Payable dated April 2007, original principal of $104,706, annual interest rate of 6.750%, maturity date January 2008.	42,350
Insurance Note Payable dated September 2007, original principal of $34,532, interest rate of 11.242%, maturity date May 2008.	30,836
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	107,782
Insurance Note Payable dated June 2007, original principal of $189,524, annual interest rate of 8.640%, maturity date February 2008.	119,724

Total	$897,071
Current Portion	$267,766
Long Term Portion	$629,305

At September 30, 2007, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,799,576

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized at the end of the lease term including renewal periods. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The Company will pay $480,000 annually to the lessor which is treated as an interest expense and principal reduction for each payment using the effective interest method of amortization.  (See Note 3)

Maturities of the Company’s debt at September 30, 2007 were as follows:

2008	$282,317
2009	2,350,655
2010	32,230
2011	31,445
2012	--
Thereafter	--

$2,696,647

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 is payable over thirty-six (36) months and accrued as settlement payable.  A payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of September 30, 2007.  The balance due at September 30, 2007 was $322,222.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583 in the nine (9) months ended September 30, 2007.

Note 9 Medicare Payable and Receivable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of September 30, 2007, the Company had a Medicare receivable of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006.  The receivable is currently used to offset the current Medicare liability and is therefore netted against the Medicare liability in the accompanying financial statements.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,534,284 and long term Medicare liabilities of $1,457,099.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates except for our critical access acute care facility in Greensboro, Georgia and our acute care hospital in Barbourville, Kentucky, which is reimbursed on a reasonable cost method. The differences between the established billing rates (i.e., gross charges) and the actual reimbursement rates are recorded as contractual discounts and deducted from gross charges.

For our critical access acute care facility in Greensboro, Georgia and our acute care hospital in Barbourville, Kentucky, there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.  Generally, we are audited approximately every two (2) years.  However, the time between audits differs based upon facility and the cost report filed and can change from year to year without prior notice.

Our Lake Charles, Louisiana facility has negotiated three (3) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at September 30, 2007	$57,452	$592,298	$1,076,063	$168,081
Long Term Principal	--	$434,601	$847,621	$138,331
Monthly Payment Amount	$16,596	$17,873	$29,582	$4,075
Maturity Date	January 2008	January 2011	June 2011	March 2012

Our Greensboro, Georgia facility has negotiated two payment plans with respect to its Medicare payable for the cost report periods ended August 31, 2005 and December 31, 2005.  The facility is currently on a payment plan for the cost report period ended December 31, 2006 for estimated overpayments paid during the calendar year 2006.  A summary of the significant terms of the plans are as follows:

	For the Period Ended August 31, 2005	For the Period Ended December 31, 2005
Principal Outstanding at September 30, 2007	$274,781	$95,362
Long Term Principal	$36,547	--
Monthly Payment Amount	$23,180	$12,500
Maturity Date	November 2008	May 2008

Note 10 Commitments and Contingencies

Legal Proceedings

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  Discovery is complete in this case and Defendants have filed a motion to dismiss Plaintiff’s claim in its entirety.  As management believes it is not probable the plaintiff will prevail, no amounts have been accrued as of September 30, 2007.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Lease Commitments

The Company leases real property under various leases most of which have terms from one (1)  to five  (5) years. The Company accounts for leases under SFAS No. 13, “Accounting for Leases”, and other related authoritative literature.

Expenses under real property leases were $237,169 and $74,831 for the three (3) months ended September 30, 2007 and 2006, respectively and is included as part of rent expense in the accompanying consolidated financial statements. Expenses under real property leases were $765,618 and $224,494 for the nine (9) months ended September 30, 2007 and 2006, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one(1) year at September 30, 2007 are as follows:

Period Ending September 30:
2007	$948,674
2008	1,377,840
2009	1,268,032
2010	299,325
2011	299,325
Thereafter	--

$4,193,196

Note 11 Stockholders’ Deficiency

(A) Common Stock

On January 9, 2006, the Company issued 100,000 shares of its common stock to its Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

On July 21, 2006, the Company issued 5,000,000 shares of its common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On August 9, 2006, the Company issued to its four independent Directors 40,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.025 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On September 30, 2006, the Company issued 2,000,000 shares of its common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On November 13, 2006, the Company issued to its four independent Directors 52,632 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.019 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

On March 19, 2007, the Company issued 2,000,000 shares of its common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

On March 19, 2007, the Company issued to its four (4) independent Directors 50,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.02 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

In July 2007, the Company issued to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) 5,769,231 shares of its common stock in conversion of $30,000 of its outstanding convertible debenture.  The shares were valued at $0.0052 per share based on ninety-five (95%) of the lowest volume weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding the conversion date in accordance with the convertible debenture.  The conversion was recorded as a redemption of the outstanding convertible debenture.

On July 25, 2007, the Company issued to its four (4) independent Directors 200,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $8,000 which was expensed.

On September 7, 2007, the Company issued 2,000,000 shares of its common stock to its Director of Corporate Operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one (1) year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

In the first quarter of 2007, pursuant to a settlement agreement, the Company received back and cancelled 2,000,000 of its shares of common stock originally issued in a prior year to a former employee.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  On June 20, 2007, these warrants expired.  No warrants were granted during the periods ended September 30, 2007 and 2006.

On April 1, 2006 the Company issued 35,000,000 warrants in connection with the issuance of convertible debentures. The warrants have an exercise price of $0.02 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  In July 2007, the warrant’s fair value of $121,757 were reclassified from a warrant liability to additional paid in capital as a result of the debt extinguishment (See Note 13).

On July 6, 2007, the Company issued 100,000,000 warrants in connection with convertible debentures. The warrants have an exercise price of $0.02 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants were valued at $1,031,631 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

Note 12 Related Party Transactions

During the three (3) months ended September 30, 2007 and 2006, the Company received funds of $0 and $139,000 from Rainier Gonzalez, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company. During the nine (9) months ended September 30, 2007 and 2006, the Company received funds of $0 and $849,000 from this individual.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three (3) months ended September 30, 2007 and 2006, the Company repaid $0 and $484,000 of the outstanding amount. During the nine (9) months ended September 30, 2007 and 2006, the Company repaid $0 and $800,529 of the outstanding amount. At September 30, 2007, the Company had no outstanding loans payable to this individual.

On January 9, 2006, the Company issued 100,000 shares of its common stock to our Vice-President of Operations for services rendered during the period December 2005.  These shares were valued based on the quoted closing trading price of the Company’s common stock on the grant date which was $0.015 per share and had a fair value of $1,500 which was expensed.

On July 21, 2006, the Company issued 5,000,000 shares of its common stock to its Chief Financial Officer in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2004 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

On September 30, 2006, the Company issued 2,000,000 shares of its common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005 and recorded as part of deferred compensation.  The expense has been and continues to be charged to operations over the service period.

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

On July 25, 2007, the Company issued to its four independent Directors 200,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $8,000 which was expensed.

On September 7, 2007, the Company issued 2,000,000 shares of its common stock to its Director of Corporate Operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

MGBMH incurs a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the nine (9) months ended September 30, 2007, the Company has been billed $648,962 by the billing company.

Note 13 Convertible Debentures

2006 Securities Purchase Agreement

On April 1, 2006, the Company executed a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) whereby it would issue $2,000,000 of secured convertible debentures.  On April 1, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three (3) year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of ten percent (10%) per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (a) $0.05 or (b) 95% of the lowest volume weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding the conversion date.

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   Debt discount is directly offset against the gross convertible debentures balance outstanding.    On May 15, 2007 the Company repaid an additional $250,000 of this debenture.

On May 5, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three (3)  year convertible debenture totaling $1,000,000 to YA Global secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of 10% per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (i) $0.05 or (ii) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which will be capitalized and amortized as debt issue costs.

In conjunction with the Securities Purchase Agreement, the Company issued a five year warrant to YA Global to purchase 35,000,000 shares of its common stock at an exercise price of $0.02.  The warrants may be exercised on a cashless basis.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement was required to be filed within sixty (60) days of the initial funding date of April 1, 2006 and was required to become effective within one-hundred twenty (120) of the initial funding date.  The deadline was not met. Accordingly, the Company was required to accrue as liquidated damages, payable in cash or shares at the lender's option, two percent (2%) of the value of the convertible debentures for each 30-day period after the scheduled deadline as applicable.  Once effective, the Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender (the "Registration Period").

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

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities for the three (3) months ended September 30, 2007 and 2006 was $116,537 and $347,211, respectively.  The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities for the nine (9) months ended September 30, 2007 and 2006 was $87,086 and $(550,685), respectively.

In July 2007, pursuant to the 2006 Securities Purchase Agreement, the Company issued 5,769,231 shares to YA Global upon conversion of $30,000 of principal of a convertible debenture issued on April 1, 2006.  (See Note 11)

In July 2007, the 2006 convertible debentures totaling $1,470,000 (excluding related debt discount of $893,333) and related liabilities were extinguished and new convertible debentures were issued (see below).

On July 6, 2007, the fair value of embedded conversion options and warrants totaling $1,423,870 was reclassified to additional paid in capital as a result of the debt extinguishment of these convertible debentures (see below).  In addition, remaining debt discount and remaining debt issue costs of $893,333 and $25,415, respectively, were expensed.

2007 Securities Purchase Agreement

On July 6, 2007, the Company entered into a Securities Purchase Agreement with YA Global pursuant to which the Company sold to YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of the Company’s common stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 was to be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 was to be funded within five (5) business days after the registration statement is declared effective.

The $3,500,000 debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of September 30, 2007, the Company has amortized $41,372 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2007, the Company has amortized $1,655 of debt issue costs.

The convertible debentures and warrants contain registration rights with filing and effectiveness deadlines and a liquidated damages provision.  The registration statement was required to be filed within 30 days of the funding date of July 6, 2007 and was required to become effective within 180 of the funding date.  The agreement contains provisions for liquidated damages, payable in cash or shares at the lender's option, 2% of the value of the convertible debentures for each 30-day period after the scheduled deadline that the Company has not met, to be capped at 24 months.  Once effective, the Company must also maintain the registration statement effective until all the registrable securities have been sold by the lender.

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at a price of $0.02 per share which expire on various dates beginning July 2012.  As of September 30, 2007, One Hundred Million (100,000,000) warrants have been issued to the Investor.

These warrants were valued at $1,031,631 at their relative fair value method based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

On September 18, 2007, the Company amended and restated its Securities Purchase Agreement with YA Global in order to reduce the aggregate purchase price to Four Million Dollars ($4,000,000), whereby instead of YA Global funding (i) $1,500,000 on the date a registration statement is filed with the U.S. Securities and Exchange Commission and (ii) $500,000 within five (5) business days after the registration statement is declared effective, the Investor funded $500,000 on September 11, 2007.

The $500,000 convertible debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the September 11, 2007 issuance of the $500,000 convertible debenture, the Company recorded a contra liability of $40,000 by debiting debt discount.  These $40,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,297 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of September 30, 2007, the Company has amortized $757 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2007, the Company has amortized $233 of debt issue costs.

The Company determined that the embedded conversion options in the convertible debentures and warrants were not derivatives and qualify for equity treatment.  In addition, there was no beneficial conversion value of the convertible debentures as the effective conversion price exceeded the quoted market price of the Company’s common stock on the Securities Purchase Agreement date.

Note 14 Income Taxes

There was no income tax expense for the nine months ended September 30, 2007, due to the Company’s utilization of net operating loss carryforwards.

Note 15 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $158,212 and $65,100 for the nine months ended September 30, 2007 and 2006, respectively, from the insurance proceeds.

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

No material part of our revenues were derived outside of the United States in the nine (9) months ended September 30, 2007, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions, Sale-Leaseback, Operating Lease and Divestiture

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2007 to be approximately $703,461.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. (“Pacer Sub”) acquired a majority interest in Southpark Community Hospital, L.L.C. (“Southpark”)  Pacer Sub received a sixty percent (60%) equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent (40%) in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub has also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consists primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense which is included in discontinued operations for the year ended December 31, 2006.

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

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.  As of September 30, 2007, the Company has received $2.87 million of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the nine months ended September 30, 2007.

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

Intangible Assets

Intangible assets at September 30, 2007 consisted of goodwill of $1,216,318 which is the result of the acquisitions of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the nine (9) months ended September 30, 2007 and 2006, the Company issued 4,000,000 and 7,100,000 shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and other contract agreements.

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

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at September 30, 2007 is as follows:

Patient accounts receivable	$26,328,119
Less: Allowance for doubtful accounts	(9,719,794)
Less: Allowance for contractual discounts	(8,177,334)
Patient Accounts Receivable, net	$8,430,991

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

During the three (3) months ended September 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,586,095 and $1,283,730, respectively.  In addition, the Company included in discontinued operations bad debt expense of $0 and $1,161,071 for the three 3) months ended September 30, 2007 and 2006, respectively.  During the nine (9) months ended September 30, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $6,689,060 and $2,841,401, respectively.  The Company also included in discontinued operations bad debt expense of $0 and $1,608,803 for the nine (9) months ended September 30, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three (3) Months Ended September 30, 2007 and September 30, 2006.

Net Revenue

Net revenues for continuing operations for the three (3) months ended September 30, 2007 and 2006, were $8,687,164 and $3,203,903, comprised of patient service revenues of $8,687,164 and $3,088,903 and management services fees $0 and $115,000, respectively.  Patient service revenue of $0 and $10,903,463 for Southpark was included in discontinued operations for the three (3) months ended September 30, 2007 and 2006.  The increase in revenue was primarily due to the acquisition of Knox County Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2007.

Operating Expenses

Operating expenses for continuing operations for the three (3) months ended September 30, 2007 and 2006 were $9,147,012 and $5,022,039, respectively.  Operating expenses of $0 and $4,556,460 for Southpark was included in discontinued operations for the three (3) months ended September 30, 2007 and 2006.  Operating expenses increased primarily due to the acquisition of Knox County Hospital.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three (3) months ended September 30, 2007, operating expenses consisted principally of $4,600,912 in salaries, wages and benefits, $1,586,095 in bad debt expenses, $444,616 in contract labor, $91,505 in depreciation, $239,257 in insurance expenses, $782,573 in medical supplies, $80,893 of professional fees, $114,488 in rent expenses and $1,206,673 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2007..

Other Income/(Expense)

Other income/(expense) for the three (3) months ended September 30, 2007 and 2006 was $(1,429,496) and $688,620.  Other income consisted primarily of the loss on the settlement of the convertible debenture of $(498,748) and a gain on the change of fair market value of derivatives related to the convertible debenture of $116,537.  Interest expense for the three (3) months ended September 30, 2007 and 2006 was $966,924 and $302,769, respectively.  Interest expense of $0 and $343,328 for Southpark was included in discontinued operations for the three (3) months ended September 30, 2007 and 2006.

Net Income/(Loss)

Our net income/(loss) for the three (3) months ended September 30, 2007 and 2006 was $(1,884,343) and $2,759,505.  The decrease in net income is primarily the result of our disposal of Southpark, which generated net income from discontinued operations of $3,889,381 that included a gain on disposal of $4,433,895.  During the three (3) months ended September 30, 2006, Southpark had a net loss of $544,514, which was included in discontinued operations.

Results Of Operations For The Nine (9) Months Ended September 30, 2007 and September 30, 2006.

Net Revenue

Net revenues for continuing operations for the nine (9) months ended September 30, 2007 and 2006, were $31,197,806 and $11,018,463, comprised of patient service revenues of $30,398,234 and $10,903,463 and management services fees $0 and $115,000, respectively.  Patient service revenue of $0 and $21,214,241 for Southpark was included in discontinued operations for the nine (9) months ended September 30, 2007 and 2006.  The increase in revenue was primarily due to the acquisition of Knox County Hospital. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2007.

Operating Expenses

Operating expenses for continuing operations for the nine (9) months ended September 30, 2007 and 2006 were $31,418,306 and $13,944,486, respectively.  Operating expenses of $11,687,047 for Southpark was included in discontinued operations for the nine (9) months ended September 30, 2006.  Operating expenses increased primarily due to the acquisition of Knox County Hospital.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the nine months ended September 30, 2007, operating expenses consisted principally of $13,266,694 in salaries, wages and benefits, $6,689,060 in bad debt expenses, $2,207,794 in contract labor, $278,617 in depreciation, $653,957 in insurance expenses, $2,773,358 in medical supplies, $946,928 of professional fees, $1,259,690 in rent expenses and $3,121,708 of operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2007.

Other Expense

Other expense for the nine (9) months ended September 30, 2007 and 2006 was $(1,546,202) and $(383,064).  Other expense consisted primarily of the gain on the sale of the minority interest of $980,458 and a gain on the change of fair market value of derivatives related to the convertible debenture of $87,086 offset by a loss on the settlement of convertible debentures of $498,748 and a loss on the settlement of our lawsuit with Alliance of $400,000.  Interest expense for the nine (9) months ended September 30, 2007 and 2006 was $1,787,789 and $534,713, respectively.  Interest expense of $0 and $990,403 for Southpark was included in discontinued operations for the nine (9) months ended September 30, 2007 and 2006.

Net Loss

Our net loss for the nine (9) months ended September 30, 2007 and 2006 was $2,147,232 and $3,309,087.  The decrease in net loss is primarily the result of our disposal of Southpark and our acquisition of Knox County Hospital.  During the nine (9) months ended September 30, 2006, Southpark had a net loss of $3,596,921, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $97,280 at September 30, 2007.  Net Cash used in operating activities during the nine (9) month period ended September 30, 2007 was $3,076,074, compared to $4,008,241 for the same period a year earlier.  During the nine (9) months ended September 30, 2007, the net cash used, after reducing the gain on sale of minority interest of $980,458 was mainly the result of an increase in account payable of $1,258,588, increase in prepaid expenses of $404,066, increase in accrued wages of $668,366, increase in supplies inventory of $181,164 offset primarily by a decrease in patient receivables of $8,924,733, decrease in Medicare payable of $653,493, change in fair market value of derivatives related to the convertible debenture of $87,087 and bad debt expense and depreciation expense of $6,689,060 and $278,617, respectively.

Net Cash used in investing activities was $167,555 for the nine (9) months ended September 30, 2007, compared to net cash provided of $2,340,391 for the same period in 2006.  Net cash used in investing activities during the nine (9) months ended September 30, 2007 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $242,555 and had received a refund of a deposit placed earlier for $75,000.

Net Cash provided by financing activities was $3,262,534 for the nine (9) months ended September 30, 2007, compared to $1,419,296 in the same period for 2006.  Net cash provided in financing activities during the nine (9) months ended September 30, 2007 consisted of proceeds from the sale of the minority interest of $1,200,000, net proceeds from a new convertible debentures of $3,630,502 (see below), a redemption of convertible debentures of $1,221,252, repayments of $453,314 for notes payable, distributions to minority interest holders of $37,000 and a cash overdraft of $143,598.

YA Global purchased secured convertible debentures in the principal amount of $3,500,000 pursuant to the Securities Purchase Agreement signed by YA Global and Pacer on July 6, 2007. The debentures are convertible into shares of Pacer’s common stock at a conversion price of $0.02 and accrue interest at a rate of thirteen percent (13%) per year.  On September 18, 2007 YA Global purchased additional secured convertible debentures in the principal amount of $3,500,000.  The net proceeds of these convertible debentures is $3,630,502.

The Company believes that future cash flows from operating activities and from issuances of debt and common stock will provide adequate funds to meet the ongoing cash requirements of its existing business over the next twelve (12) months.  However, failure to successfully raise additional capital or incur debt could limit the planned expansion of our existing business in the short-term.  We cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Debentures

2006 Securities Purchase Agreement

On April 1, 2006, the Company executed a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (“Cornell”) whereby it would issue $2,000,000 of secured convertible debentures.  On April 1, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of ten percent (10%) per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (a) $0.05 or (b) 95% of the lowest volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.

On May 5, 2006, pursuant to the Securities Purchase Agreement, the Company issued a three year convertible debenture totaling $1,000,000 to Cornell secured by all of the assets and property of the Company.  The debenture accrues interest at a rate of ten percent (10%) per year.  The debentures are convertible at the holder’s option until the maturity date.  The conversion price is equal to the lower of (i) $0.05 or (ii) 95% of the lowest volume weighted average price of the common stock for the thirty (30) trading days immediately preceding the conversion date.

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

On July 6, 2007, the fair value of embedded conversion options and warrants totaling $1,423,870 was reclassified to additional paid in capital as a result of the debt extinguishment of these convertible debentures (see below).  In addition, remaining debt discount and remaining debt issue costs of $893,333 and $25,415, respectively, were expensed.

2007 Securities Purchase Agreement

On July 6, 2007, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) pursuant to which the Company sold to YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of Common Stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 was to be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 was to be funded within five (5) business days after the registration statement is declared effective.

The $3,500,000 debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at a price of $0.02 per share which expire on various dates beginning July 2012.  As of September 30, 2007, One Hundred Million (100,000,000) warrants have been issued to the Investor.

On September 11, 2007, the Company amended and restated its Securities Purchase Agreement with YA Global in order to reduce the aggregate purchase price to Four Million Dollars ($4,000,000), whereby instead of YA Global funding (i) $1,500,000 on the date a registration statement is filed with the U.S. Securities and Exchange Commission and (ii) $500,000 within five (5) business days after the registration statement is declared effective, the Investor funded $500,000 on September 11, 2007.

The $500,000 convertible debentures shall accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option shall also have the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

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

On July 25, 2007, the Company issued to its four independent Directors 200,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $8,000 which was expensed.

On September 7, 2007, the Company issued 2,000,000 shares of common stock to its Director of Corporate operations in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005. The shares cliff vest in one year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.28	Amended and Restated Securities Purchase Agreement, dated September 18, 2007, by and between the Company and YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)	Provided herewith
10.29	Convertible Debenture, dated as of September 18, 2007, issued by the Company to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)	Provided herewith
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Small Business Issuer	Provided herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2007	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: November 19, 2007	PACER HEALTH CORPORATION

By: /s/ J. Antony Chi
J. Antony Chi
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

November 19, 2007	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

November 19, 2007	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

November 19, 2007	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

November 19, 2007	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

November 19, 2007	By: /s/ Eugene Marini
Eugene Marini, Director

EXHIBIT 21.1	SUBSIDIARIES OF PACER HEALTH CORPORATION

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

•

Pacer Health Psychiatric, Inc. (a Louisiana corporation formed on September 16, 2005),

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

•

Woman's OB-GYN Center, Inc. (a Georgia corporation formed on October 30, 2006),

•

Lake Medical Center, Inc. (a Georgia corporation formed on October 30, 2006), and

•

Lakeside Regional Hospital, Inc. (a Georgia corporation formed on April 16, 2007),

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007) and

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana corporation formed on May 7, 2007).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, Chief Executive Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended September 30, 2007, of Pacer Health Corporation;

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

Date: November 19, 2007	By: /s/ Rainier Gonzalez
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

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, Chief Financial Officer, certify that:

1.

I have reviewed this Form 10-QSB for the period ended September 30, 2007, of Pacer Health Corporation;

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

Date: November 19, 2007	By: /s/ J. Antony Chi
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3.

Date: November 19, 2007	By: /s/ Rainier Gonzalez
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 19, 2007	By: /s/ J. Antony Chi
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