Form 10KSB
period 2007-12-31
PACER HEALTH CORP
filed 2008-04-15
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2007	0-28729

PACER HEALTH CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	11-3144463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street

Miami Lakes, FL 33016

 (Address of principal executive offices)

(305) 828-7660

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

(Title of class)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Issuer's revenues for its most recent fiscal year ended December 31, 2007: $30,269,517.

Based on the closing sale price on April 14, 2008, the aggregate market value of the voting common stock held by non-affiliates of Pacer Health Corporation is $4,753,926.

The number of shares outstanding of the issuer's common stock, as of April 15, 2008 was: 592,799,337.

Transitional Small Business Disclosure Format:  No.

Documents incorporated by reference:   None

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	1
Item 2	Properties	18
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	20
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7	Financial Statements and Supplementary Data	43
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 8A (T)	Controls and Procedures	43

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	44
Item 10	Executive Compensation	47
Item 11	Security Ownership of Certain Beneficial Owners and Management	50
Item 12	Certain Relationships and Related Transactions	51

PART IV
Item 13	Exhibits and Financial Statement Schedules	52
Item 14	Principal Accountant Fees and Services	55

SIGNATURES
EXHIBITS
Exhibit 21.1	Subsidiaries of Pacer Health Corporation
Exhibit 31.1	Section 302 Certification of the CEO
Exhibit 31.2	Section 302 Certification of the CFO
Exhibit 32.1	Section 906 Certification of the CEO
Exhibit 32.2	Section 906 Certification of the CFO

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

 Pacer Health Corporation (“Pacer” or the “Company”) is a diversified holding company with subsidiaries operating in the healthcare services and transportation/logistics services.  The Company is aggressively building its existing lines of business through internal growth and acquisitions.  During 2008, the Company announced its intention to expand its operations into the transportation/logistics services.  The Company is actively seeking to acquire additional companies in its existing and complementary lines of business.

The Company’s healthcare services business provides healthcare services with a primary focus on acquiring and restructuring hospitals.  At December 31, 2007, we operated three (3) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across three (3) states: Georgia, Kentucky and Louisiana. We generated $30.269 million and $4.100 million in revenues from continuing operations during 2007 and 2006, respectively.

The Company’s transportation/logistics services business provides logistics solutions for customers including transportation, warehousing and freight brokerage services.  The Company currently intends to expand its operations in this business through acquisitions of transportation/logistics businesses.

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

No material part of our revenues was derived outside of the United States in fiscal year 2007, and during said year, we had no material assets outside of the United States.

Business Strategy

Overview

The Company’s business strategy is (i) to continue to expand its current operations in its existing lines of business through internal growth and acquisitions, and (ii) to enhance and broaden its operations by entering into alternative lines of business, particularly in the transportation/logistics services industry.

In the healthcare services industry, our goal is to become a regional provider of hospital services.  We intend to accomplish this by targeting and acquiring financially distressed hospitals and restructuring the operations to attempt to achieve financial viability.  We believe that the acquisition of financially distressed facilities at a significant discount and their subsequent turnaround will allow us to increase significantly the value of the facilities.  We intend to acquire these facilities through a combination of capital infusion, traditional financing and funds from current operations.  Key elements of our strategy in the healthcare industry include:

Expand Our Healthcare Facilities and Transportation Base

We plan to expand our healthcare operations in order to increase our market share in existing markets and/or acquire healthcare facilities in new markets where we believe the opportunity exists.  Our efforts to increase our healthcare facilities base include the following practices and initiatives:

•

Acquisitions – The success of our Company depends significantly on acquiring healthcare facilities.  Through April 15, 2008, we have acquired the following facilities:

•

General acute care hospital in Cameron, LA;

•

Psychiatric hospital in Lake Charles, LA;

•

General acute care hospital in Barbourville, KY; and

•

Satellite clinic in Greensboro, GA.

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

On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,547,559.71, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000.

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

•

Increase Market Share – We intend to attempt to increase our market share in the markets we serve.  We have begun to increase our brand awareness among the doctors we serve in the markets and have done various public advertisements.  We are also increasing our capital additions in order to provide additional services to patients and physicians in order to increase our patient volumes.

In the transportation/logistics services industry, the Company seeks to acquire companies that currently operate in markets serviced by major airports.  In making acquisitions, the Company principally targets operations that have significant long-term contracts with established national customers.  The Company may also consider acquiring companies which own significant transportation assets.  However, the Company is not limited to these target criteria for acquisitions and may acquire additional transportation/logistics operations as opportunities arise.

Acquisitions

Healthcare Facilities

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On September 1, 2005, our wholly-owned subsidiary, Pacer Health Management Corporation of Georgia, completed its asset purchase agreement with the Greene County Hospital Authority to acquire certain assets and assume certain liabilities used in the operation of Minnie G. Boswell Memorial Hospital (“MGBMH”).  The total purchase amount was $1,108,676.  On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc.   On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company has received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of April 15, 2008, the Company has received $300,000 of such grants for year ended December 31, 2008.

We intend to expand our regional network of healthcare facilities through the acquisition of additional financially distressed hospitals.  In most cases, we believe that our initial market entry will be through the acquisition of key existing healthcare facilities in a market.  We intend to retain the management of well-run facilities to benefit from their knowledge and experience.  Smaller facilities may also be acquired in non-strategic locations.  We believe that by acquiring existing facilities, we will build our network in a cost-efficient manner.

Transportation/Logistics

We intend to utilize internal acquisition teams, supplemented as needed by outside advisors, and our contacts in the transportation/logistics services business to identify, evaluate and acquire potential transportation/logistics.  Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.

Operations

The Company’s operations are organized primarily into two general industry segments: medical services and non-medical services.

Medical Services

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

Non-Medical Services

Transportation/Logistics Services

We intend to be a third party logistics provider. We intend to provide freight transportation and logistics services.  We intend to provide truck and LTL (“less than truckload”) modes of transportation.

In addition to providing access to capital resources, we make available a variety of management services to all our lines of business. These services include, among other things:

•	accounting, financial, tax and reimbursement management;

•	administrative and clinical management and consulting;

•	construction oversight and management;

•	corporate ethics and compliance;

•	education and training;

•	employee benefits;

•	HIPAA compliance for our healthcare facilities;

•	human resources management;

•	information and clinical systems;

•	internal auditing and consulting;

•	legal management;

•	managed care contracting for our healthcare facilities;

•	materials management;

•	physician recruiting and services management for our healthcare facilities;

•	risk management; and

•	revenue and cash cycle management.

Marketing

Our healthcare facilities offer various medical services, specifically, general acute medical care, and geriatric psychiatric services.  Our marketing effort in our healthcare facilities has been focused primarily on brand awareness among physicians.  We have hired marketers who have devoted significant portions of their time developing physicians’ awareness of our facilities.  Furthermore, we have advertised publicly through television, radio, newspapers and billboards in the local markets.  We believe that as we continue to increase our brand awareness, our patient volume in our healthcare facilities will increase.

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

Our facilities located in Cameron, Louisiana and Barbourville, Kentucky face minimal competition while our facility located in Lake Charles, Louisiana has competition from various other treatment centers, private physician practices, and hospitals.  We expect that any future healthcare facility acquisition will face similar competition from similar healthcare facilities.  To the extent we are unable to compete successfully against our existing and future competitors, our healthcare line of business, operating results and financial condition may be materially adversely affected.  While we believe we are and will compete effectively within the healthcare industry, additional competitors, currently and in the future, have or may enter the industry and effectively compete against us.

Intellectual Property

We are in the process of registering a variety of service marks, trademarks and trade names for use in our business, including: “Pacer Healthcare”, “Pacer Health”, “Pacer Hospital” and “Pacer Logistics”.

We regard our intellectual property and brand awareness to be an important factor in the marketing of our Company in its growth stage.  We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

Insurance and Risk Management

Our business exposes us to the risk of liabilities arising out of our operations.  For example, liabilities may arise out of claims of patients, employees or other third parties for personal injury or property damage occurring in the course of our operations.  The healthcare industry, in general, is subject to substantial risk of malpractice claims resulting from personal injuries of patients.  In our case, in particular, we face potential malpractice claims arising out of the treatment of patients who are treated in our acute care facilities.  We currently maintain malpractice insurance coverage in excess of $1 million, with various levels of per claim deductibles.  Currently, none of our policies require any collateral.  We evaluate, based on historical data and overall trends in the industry, the level of risk we have with regards to a potential malpractice claim.  We adjust our coverage based on these factors.  However, we cannot provide assurances that any claims against us will be completely covered by our insurance polices.  Such a claim could have an adverse impact on the healthcare line of business, financial condition, cash flows and results of operations.

Employees

On December 31, 2007, we employed over 500 full-time employees.  We also engaged various doctors as independent contractors to perform the healthcare services at all of our facilities.  None of our employees are represented by unions.  We consider our employee relations to be good.  The majority of our physicians are currently employed under exclusive contracts with the Company.  Furthermore, certain key members of management are also employed under exclusive contracts which include non-compete covenants.

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

Certificates of Need.  The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate a hospital in the State of Kentucky which has adopted certificate of need laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

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

HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. DHHS published on January 23, 2004 the final rule establishing the standard for the unique health identifier for healthcare providers. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007.

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

Healthcare Services

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

Medicare

Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program generally are often significantly less than the hospital’s customary charges for the services provided.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 6, 2006, includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation 75% Rule and Medicaid cuts. The Medicare, Medicaid and SCHIP Extension Act of 2007 (the “Extension Act”) was signed into law on December 29, 2007, and affects physician payments and rehabilitation services. Additionally, CMS has continued to implement changes to various Medicare payment methodologies. The major hospital provisions of MMA, DRA and the Extension Act are discussed in the subsections below.

Payments from Medicare for inpatient hospital services are generally made under the prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each diagnosis is assigned a diagnosis related group, commonly known as a “DRG.” Each DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. DRG payments do not consider the actual resources incurred by an individual hospital in providing a particular inpatient service. This DRG assignment also affects the prospectively determined capital rate paid with each DRG.

The DRG rates are adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. The DRG rates that became effective on October 1, 2005, October 1, 2006 and October 1, 2007 were increased by 3.7%, 3.4% and 3.3%, respectively. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.

On August 1, 2007, CMS issued its hospital inpatient prospective payment system final rule for FFY 2008. Among other things, the final rule creates 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s current 538 DRGs. Under the final rule, the new MS-DRGs will be phased in over a two year period. In addition, the final rule also provides for a market basket increase of 3.3% in fiscal year 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduces Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No: 110-90, effectively decreasing these reductions for FFY 2008 and 2009 to 0.6% and 0.9%. CMS plans to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual claims data. CMS anticipates that the final rule will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill.

Beginning in FFY 2007, DRA expanded quality reporting requirements to include additional measures and increased the reduction to the market basket to 2.0% from 0.4% for hospitals that do not report all the required data or withdraw from the program. Reductions to a non-participating hospital’s rate will apply only to the fiscal year involved. If the hospital subsequently joins the program, the prior reduction will not be taken into account in computing the update for that fiscal year. MMA and DRA restrict the application of these provisions to hospitals paid under the Inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the inpatient PPS.

MMA also made a permanent 1.6% increase in the base DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. Several provisions will continue to affect the FFY 2008 standardized amounts including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the reduction of the labor share to 62% for hospitals with a wage index below the national average. In addition, effective October 1, 2005, CMS reduced the labor-related share of the wage index from 71.1% to 69.7% for hospitals in areas with a wage index greater than the national average.

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

We receive Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The DRA extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however, it reduces the amount these hospitals would receive in hold harmless payment by 10% in 2007 and 15% in 2008.

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

Our Potential Inability to Implement Our Growth Strategy May Negatively Affect Our Operations

Our business strategy focuses on growing revenue and operations primarily through acquisitions of various businesses.  The success of our growth strategy will depend on a number of factors including our ability to:

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

Continued Net Losses and Working Capital Deficits Could Hinder Our Growth Strategy

We have experienced losses during our two most recent fiscal years. Our net loss for year ended December 31, 2007 was $6.554 million and we had a working capital deficit of $1.660 million.  If we continue to incur net losses in future periods and we continue to maintain a working capital deficit, we may not be able to implement our growth strategy in accordance with our present plans and our stock price may decline.

The Demands on Our Resources Due to Potential Growth May Negatively Impact our Operations

Our anticipated growth could place significant demands on our managerial, operational and financial resources.  These demands are due to our plans to:

•

acquire and integrate new businesses;

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

We Need to Improve Our Information Systems or Our Operations Would Suffer

We will need to make improvements to our information system and integrate information systems as a result of our current acquisitions and from potential future acquisitions.  We need to acquire an enterprise-wide information system that will provide for uniform accounting. We also need to hire more accounting and information systems personnel.  We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our information systems.  Failure to fully integrate and enhance our current and future information system or hire additional personnel could have a material adverse effect on our business, financial condition, results of operation and growth prospects by increasing our time to gather financial information and make business strategy and managerial decisions based upon the information.

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

Without Additional Capital We Will Not Be Able to Grow

Our ability to remain competitive, sustain our expected growth and expand our operations largely depends on our access to capital.  We anticipate making numerous acquisitions of various businesses, which will require capital for the acquisition and ongoing expenditures.  We also expect to make expenditures to continue integrating the acquired businesses with our existing businesses.  In addition, to execute our growth strategy and meet our capital needs, we may issue additional equity securities as part of the purchase price of future acquisitions, which may have a dilutive effect on the interests of our shareholders.  Additional capital may not be available on terms acceptable to us.  Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay capital expenditures.

Our Failure To Repay Convertible Debentures May Result In A Change Of Control

Our ability to repay the convertible debentures is dependent upon our successful execution of our business strategy.  If we do not successfully execute our business strategy, we may be unable to generate sufficient funds to repay certain convertible debentures upon maturity.  If we are unable to repay certain convertible debentures, YA Global Investments, L.P. (“YA Global”) will be able to convert the outstanding principal balance into a significant amount of shares of our common stock.  This amount will be enough for YA Global to assume control of the Company.  If YA Global assumes control of the Company, they may choose to liquidate the operations and divest the Company of all of its operating assets in order to satisfy the outstanding principal balance and related interest.

Our Healthcare Revenues May Decline if Federal or State Medicare or Medicaid Programs or Commercial Insurance Providers Reduce Our Reimbursements

In recent years, Federal and state governments made significant changes in the Medicare and Medicaid programs.  Congress and some state legislators have introduced an increasing number of proposals to make major changes in the healthcare system.  Medicare reform is again expected to be considered by Congress in the near future.  Accordingly, future Federal and state legislation may further reduce the payments we receive for our services.  Further, a number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional coverage to their residents.  Some states propose to impose additional taxes on healthcare facilities to help finance or expand the various state Medicaid systems.  Furthermore, insurance companies and other third parties from whom we receive payment for our services have increasingly attempted to control healthcare costs by requiring healthcare facilities to discount their fees in exchange for preferred participation in their benefit plans.  We believe this trend may continue and may reduce the payments we receive for our services.  As a result, our healthcare revenue could decrease.

We May Be Subject to Allegations That We Failed to Comply With Governmental Regulation With Respect to Our Healthcare Facilities, which Could Result in Significant Expenses or Penalties

We are subject to many laws and regulations at the Federal, state and local government levels in our medical services division.  These laws and regulations require us to meet various requirements for our healthcare facilities, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection.  Our healthcare facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that our healthcare facilities are properly licensed under applicable state laws and are in compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services.  If we fail to comply with applicable laws and regulations regarding, certification and accreditation, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other Federal and state healthcare programs.

We May Be Subject To Allegations That Our Healthcare Facilities Failed To Comply With “Anti-Kickback Statute” Provisions, Which Could Result In Significant Expenses Or Penalties

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three (3) times the total amount of the remuneration and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.

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

We May Be Subject to Actions Brought by Individuals on the Government’s Behalf Under the False Claims Act’s “Qui Tam” Provisions

The “Qui Tam” or “whistleblower” provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.  Claims against our healthcare facilities that may be alleged under the False Claims Act include, but are not limited to, inflated charges, submitting claims not eligible for reimbursement and submitting claims for unnecessary medical procedures.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government.  The False Claims Act defines the term “knowingly” broadly.  Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.  In some cases, whistleblowers or the Federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  These laws may also contain safe harbor provisions that describe some of the conduct and business relationships that are immune from prosecution. Some of our business arrangements may not fall within the safe harbors. This does not automatically render our arrangements illegal.  However, we may be subject to scrutiny by enforcement authorities who may determine that our business arrangements are not in compliance.  In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  Currently, we are not subject to these provisions.  However, in the future, if these types of claims were brought forth, it could adversely affect our operations, even if ultimately proven to be without merit, as time and expense would be incurred to defend such actions.

If We Become Subject to Medical Malpractice and Related Legal Claims, We Could Be Required to Pay Significant Damages, Which May Not Be Covered By Insurance

We may be subject to medical malpractice lawsuits and other claims related to our medical division.  We currently maintain coverage in excess of $1 million.  However, it is possible that there may be successful claims against us in the future for amounts which exceed those set forth in the coverage amounts.  This could have an adverse effect on our financial condition.  Furthermore, we may not be able to obtain adequate insurance coverage with acceptable deductible amounts at a reasonable cost.

If We Fail to Effectively Recruit and Retain Physicians, Nurses and Medical Technicians, Our Ability to Deliver Healthcare Services Efficiently Will Suffer

Our success in the medical division, in part, depends on the number and quality of physicians on our staff as well as the maintenance of good relations with these physicians.  We generally do not employ physicians.  Furthermore, there is a shortage of specialty care physicians, nurses and certain medical technicians.  As a result, our healthcare facilities may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. This shortage of specialty care physicians, nurses and medical technicians will continue to affect our ability to deliver healthcare services efficiently.

Our Revenue is Concentrated Geographically which Subjects the Company to Regional Risks

Our revenue is heavily concentrated in Kentucky, Louisiana and Georgia, which makes us particularly sensitive to regulatory and economic changes in those states.  Our revenue primarily consists of reimbursements from private insurance companies, Medicare and the state Medicaid programs.  Our percentage of revenue in Kentucky for year ended December 31, 2007 was 48.64%.  Our percentage of revenue in Georgia for year ended December 31, 2007 was 28.28%.  Our percentage of revenue in Louisiana for year ended December 31, 2007 was 23.08%.  We plan to acquire additional facilities in various states.  Additionally, legislation and financial difficulties faced by various states can reduce our reimbursement.  We cannot predict with accuracy which legislation will pass.  Additionally, various state Medicaid programs are in various stages of financial difficulties and can result in lower reimbursement and correspondingly lower revenues.  Accordingly, if such legislation passed, and financial difficulties of the various state Medicaid programs remain unresolved, this could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulty Acquiring Healthcare Facilities on Favorable Terms

The main element of our business strategy in our medical division is expansion through the acquisition of healthcare facilities.  We may face significant competition to acquire strategic healthcare facilities at terms favorable to us.  We may also incur or assume indebtedness as a result of the consummation of any acquisition.  Our failure to acquire strategic healthcare facilities consistent with our growth plan could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

We May Have Difficulty Acquiring Healthcare Facilities Due to Governmental Regulations

Many states, including Kentucky, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities.  In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets.  These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller.  These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition.  Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

Certificate of Need Laws and Licensing Regulations May Prohibit or Limit Any Future Expansion By Us In Some States

Some states, including Kentucky, where we currently operate an acute care facility, require prior approval for the purchase, construction and expansion of healthcare facilities, based on a state’s determination of need for additional or expanded healthcare facilities or services.  We may not be able to obtain certificates of need required for expansion activities in the future.  If we fail to obtain any required certificate of need or licenses, our ability to operate or expand our medical services division could be impaired.

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

Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by the Department of Health and Human Services (“DHHS”) when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status.  HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions.  All healthcare providers will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers.  On January 23, 2004, the DHHS published the final Standard Unique Health Identifier Rule for Health Care Providers. The Final Rule establishes a standard for assigning a unique health care provider identifier, or an NPI, and promulgates implementation specifications to guide health care providers in obtaining and using the NPI.  We are currently in compliance with these regulations.

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

•

make us more vulnerable to economic downturns and to adverse changes in business conditions;

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

Other Healthcare Facilities May Provide Similar Healthcare Services, Which May Raise The Level of Competition Faced by Our Healthcare Facilities

Competition among healthcare facilities has intensified in recent years.  The healthcare industry with respect to hospitals is limited to few competitors due to the high barriers of entry resulting from governmental regulations and its capital intensive nature.  Our hospitals generally have no competing hospital in the surrounding vicinity.  However, more recently, hospitals have been facing increasing competition from smaller providers who are not hospitals.  Specifically, we face competition from urgent care centers and other specialized care providers, including but not limited to physical therapy and diagnostic centers.  We may not be able to successfully compete with all of our competitors, especially with those competitors that are larger and have greater resources.   Furthermore, the presence of smaller providers may result in lower revenues which may have a material adverse effect on our business, financial condition, results of operation and growth prospects.

Our Executive Officers Have Limited Industry Experience, But Our Success Depends on Such Persons

Some of our directors and executive officers have limited or no significant experience in the healthcare and transportation/logistics industries. Specifically, our Chief Executive Officer (Rainier Gonzalez) and Chief Financial Officer (John Chi) have limited healthcare and transportation/logistics industry experience while our Chief Operating Officer has limited transportation/logistics experience.  Since our officers set forth the business strategy of the Company and make significant managerial decisions, our success will depend on their ability to set forth a viable and successful strategy and execute successful managerial decisions.  However, our executive officers may not ultimately be successful in the healthcare and transportation/logistics industry since certain officers have limited or no healthcare and transportation/logistics industry experience.  In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

We Depend Heavily on Senior Management and Therefore the Loss of Such Persons Could Adversely Affect Our Business

We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman and Chief Executive Officer, Rainier Gonzalez, and other members of current senior management, specifically John Chi and John Vincent, and the senior management of the companies we acquire.  Our current employment agreement with Mr. Gonzalez will terminate on August 31, 2008.  Our current employment agreement with Mr. Chi will terminate on July 4, 2008 and with Mr. Vincent on December 31, 2008.  We do not have key person life insurance policies covering any of our employees.  We will likely also depend on the senior management of any significant business that we acquire in the future.  If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholder Is Also Our Chief Executive Officer, and He Alone Is Able to Influence Corporate Action

As a result of his stock ownership and board representation, Rainier Gonzalez, who is also our Chief Executive Officer and Chairman of the Board of Directors, is in a position to influence our corporate actions in a manner that could conflict with the interests of our other stockholders, including but not limited to mergers/takeovers with other companies, dividend policies, stock splits and repurchases of stock.  Mr. Gonzalez owns 430,422,903 shares of our common stock, which is 72.6% of the 592,799,337 outstanding shares of our common stock on April 15, 2008.

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

Shares Eligible For Future Sale May Have a Depressing Affect on Our Stock Price

We have a substantial number of authorized but unissued shares (337,200,663 shares) of our common stock.  We expect to issue additional shares of our common stock as part of the purchase price for future acquisitions.  We have issued to our employees, officers and directors restricted shares of our common stock.  These shares may be resold under Rule 144.  Currently, we have 454,607,449 shares of restricted stock issued to employees, officers and directors of which 10,612,350 will become unrestricted on December 31, 2008 and 7,470,528 will become unrestricted on December 31, 2009.

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

Our corporate headquarters are located in leased premises at 7759 NW 146th Street, Miami Lakes, Florida 33016.  As of December 31, 2007, we leased the real estate for a psychiatric hospital in Lake Charles, Louisiana; acute care hospital in Cameron, Louisiana; and the hospital in Barbourville, Kentucky.  We consider these facilities to be in good operating condition and suitable for their current use.  We do not expect that we will need to make significant capital expenditures on these facilities in the near future.

ITEM 3.	LEGAL PROCEEDINGS

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  The case went to trial and the Company prevailed at trial and in the subsequent appeal.  Currently, the Company is awaiting the determination by the Court of the awarding of reasonable attorney’s fees.

From time to time we become subject to other proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to medical services provided and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from patients and service providers.  The Company believes that the outcome of these matters, if unfavorable, may be covered by its medical malpractice insurance coverage.  Amounts due to vendors have been accrued as of December 31, 2007.

Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Over-the-Counter Bulletin Board (the “OTC”) under the symbol “PHLH” on February 20, 2004.  Prior to that date, our common stock traded under the symbol “INFE”.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2006, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH	LOW
2008:
First Quarter	$0.02	$0.00
2007:
First Quarter	$0.03	$0.01
Second Quarter	$0.02	$0.00
Third Quarter	$0.02	$0.00
Fourth Quarter	$0.01	$0.00
2006:
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.02	$0.01

Pacer presently is authorized to issue 930,000,000 shares of common stock, par value $0.0001 per share.  As of April 15, 2008, there were 592,799,337 shares of common stock issued and outstanding.

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

Stockholders

The number of registered stockholders on December 31, 2007 was 167 based on information furnished to us by our Transfer Agent.

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

Transfer Agent

The Company’s Transfer Agent is Computershare Trust Co., Inc., located in Denver, Colorado.

Recent Sales Of Unregistered Securities

During the last three (3) years, Pacer issued the following unregistered securities:

Amount of Shares Issued	Date Issued	Issued To	Price/Purpose
8,000,000	3/8/05	D. Byrns	Price- $0.021 per share (pursuant to an employment agreement)
112,350	5/23/05	GEI Enterprises LLC	Price- $0.02 (per rental agreement)
100,000	6/8/05	M. Llano	Price- $0.03 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
3,000,000	7/5/05	J. Chi	Price- $0.015 per share (pursuant to an employment agreement)
100,000	7/6/05	M. Llano	Price- $0.024 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
50,000	8/11/05	M. Llorente	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	E. Marini	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	A. Jurado	Price- $0.02 per share (Director’s fees)
50,000	8/11/05	E. Pantaleon	Price- $0.02 per share (Director’s fees)
100,000	8/22/05	M. Llano	Price- $0.021 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
66,667	11/10/05	M. Llorente	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	E. Marini	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	A. Jurado	Price- $0.015 per share (Director’s fees)
66,667	11/10/05	E. Pantaleon	Price- $0.015 per share (Director’s fees)
300,000	11/14/05	M. Llano	Price- $0.015 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
3,000,000	11/15/05	T. Vidal	Price- $0.015 per share (pursuant to an employment agreement)

100,000	12/14/05	M. Llano	Price- $0.015 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
100,000	1/9/06	M. Llano	Price- $0.02 per share (in accordance with consulting agreement for serving as Interim Vice-President of Finance)
5,000,000	7/21/06	J. Chi	Price- $0.015 per share (pursuant to an employment agreement)
40,000	8/9/06	M. Llorente	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	E. Marini	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	A. Jurado	Price- $0.025 per share (Director’s fees)
40,000	8/9/06	E. Pantaleon	Price- $0.025 per share (Director’s fees)
2,000,000	9/30/06	T. Vidal	Price- $0.015 per share (pursuant to an employment agreement)
52,632	11/13/06	M. Llorente	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	E. Marini	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	A. Jurado	Price- $0.019 per share (Director’s fees)
52,632	11/13/06	E. Pantaleon	Price- $0.019 per share (Director’s fees)
2,000,000	3/19/07	J. Vincent	Price- $0.02 per share (pursuant to an employment agreement)
50,000	3/19/07	M. Llorente	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	E. Marini	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	A. Jurado	Price- $0.02 per share (Director’s fees)
50,000	3/19/07	E. Pantaleon	Price- $0.02 per share (Director’s fees)
5,769,231	7/9/07	YA Global Investments	Price- $0.013 per share (pursuant to debenture agreement)
200,000	7/25/07	M. Llorente	Price- $0.01 per share (Director’s fees)
200,000	7/25/07	E. Marini	Price- $0.01 per share (Director’s fees)
200,000	7/25/07	A. Jurado	Price- $0.01 per share (Director’s fees)
200,000	7/25/07	E. Pantaleon	Price- $0.01 per share (Director’s fees)
2,000,000	9/7/07	T. Vidal	Price- $0.015 per share (pursuant to an employment agreement)

133,333	11/8/07	M. Llorente	Price- $0.0075 per share (Director’s fees)
133,333	11/8/07	E. Marini	Price- $0.0075 per share (Director’s fees)
133,333	11/8/07	A. Jurado	Price- $0.0075 per share (Director’s fees)
133,333	11/8/07	E. Pantaleon	Price- $0.0075 per share (Director’s fees)
2,000,000	1/9/08	J. Vincent	Price- $0.02 per share (pursuant to an employment agreement)

Equity Compensation Plan Information

As of December 31, 2007, the Company has not adopted a formal equity compensation plan.  The Company has issued restricted stock to key individuals in accordance with various consulting and employment agreements.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

Overview

Pacer Health Corporation is a diversified holding company with subsidiaries operating in the healthcare services and transportation/logistics services.  The Company is aggressively building its existing lines of business through internal growth and acquisitions.  During 2008, the Company announced its intention to expand its operations into the transportation/logistics services.  The Company is actively seeking to acquire additional companies in its existing and complementary lines of business.

The Company’s healthcare services business provides healthcare services with a primary focus on acquiring and restructuring hospitals.  At December 31, 2007, we operated three (3) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across three (3) states: Georgia, Kentucky and Louisiana. We generated $30.269 million and $4.100 million in revenues from continuing operations during 2007 and 2006, respectively.

The Company’s transportation/logistics services provides logistics solutions for customers including transportation, warehousing and freight brokerage services.  The Company currently intends to expand its operations in this business through acquisitions of transportation/logistics businesses.

As of December 31, 2007, we owned and/or operated the following healthcare facilities:

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

Acquisitions, Sale-Leaseback, Operating Lease and Divestiture

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006, after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On December 6, 2005, our wholly-owned subsidiary, Pacer Health Holdings of Lafayette, Inc. acquired a majority interest in Southpark Community Hospital, L.L.C. Pacer Sub received a sixty percent (60%) equity position in Southpark and the remaining investors of Southpark reduced their equity position to forty percent (40%) in consideration for an infusion amount up to $2,500,000 over the period of ownership, the exact amount to be reasonably determined by Pacer Sub as necessary to sustain the operations of Southpark.  Pacer Sub also assumed a prorated share of the outstanding liabilities and also assumed the position of guarantor, equal to its percentage of ownership, on all notes.  Pacer Sub had also agreed to reimburse certain investors who made principal and interest payments on certain third party loans on behalf of Southpark. On September 29, 2006, the Company divested its majority interest for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debt expense which is included in discontinued operations for the year ended December 31, 2006.

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

On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,547,559.71, subject to certain adjustments set forth in the agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008.  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company has received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of April 15, 2008, the Company has received $300,000 of such grants for year ended December 31, 2008.

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

The net book value of goodwill at December 31, 2007 totaled $1,216,318, which represents 8.74% of the total consolidated assets at that date.  We follow the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which require us to complete impairment tests on goodwill as of December 31, 2007.  Accordingly, an impairment analysis was performed that resulted in no additional impairment.  Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that an impairment may have occurred.  However, earnings in future years could be materially adversely affected if management later determines the goodwill balance is impaired.

Critical Accounting Policies And Estimates

General

Management’s Discussion and Analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation of derivatives, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare and transportation/logistics industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare and transportation/logistics operations.

Healthcare Patient Service Revenue Recognition

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

The Company participates in the Louisiana disproportionate share hospital (“DSH”) fund related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facility in Louisiana become eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined and collectability is reasonably assured, the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at December 31, 2007 is as follows:

Patient accounts receivable	$27,411,196
Less: Allowance for doubtful accounts	(13,871,469)
Less: Allowance for contractual discounts	(8,471,693)
Patient Accounts Receivable, net	$5,068,034

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

During the year ended December 31, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $8,371,491 and $661,068, respectively.  In addition, the Company included in discontinued operations bad debt expense of $4,937,150 and $4,904,443 for the year ended December 31, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

Intangible Assets

Intangible assets at December 31, 2007 consisted of goodwill of $1,216,318 which is the result of the acquisitions of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the year ended December 31, 2007 and 2006, the Company issued 5,533,332 and 7,470,528 shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and other contract agreements.  At December 31, 2007, 4,000,000 of these shares were unvested.

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
Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts, included in our balance sheets as of December 31, 2007 and December 31, 2006 was as follows:

•   December 31, 2007 — $13,871,469; and

•   December 31, 2006— $13,079,845.

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

If self-pay revenues during 2007 were changed by one percent (1%), our 2007 after-tax income from continuing operations would change by approximately $0.001 or diluted earnings per share of $0.001.

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

Our allowance for contractual discounts, included in our balance sheets as of December 31, 2007 and December 31, 2006 was as follows:

•   December 31, 2007 — $8,471,693; and

•   December 31, 2006 — $10,816,132.

We recorded contractual allowance discounts, included in our results of continuing operations, was as follows:

•   December 31, 2007 — $31,224,825; and

    •   December 31, 2006 —$13,633,127.

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

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates except for our critical access acute care facility in Barbourville, Kentucky, which is reimbursed on a reasonable cost method. The differences between the established billing rates (i.e., gross charges) and the actual reimbursement rates are recorded as contractual discounts and deducted from gross charges.

For our critical access acute care facility in Barbourville, Kentucky , there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to settlements increased/(decreased) our continuing and discontinued revenues by the following amounts:

•   2007 — $194,268.

•   2006 — ($1,744,541).

A change in the settlement of five percent (5%) would result in a charge to our results of operations of $9,713.

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

If our overall estimated contractual discount percentage on all of our non-governmental revenues during 2007 were changed by one percent (1%), our 2006 after-tax income from continuing operations would change by approximately $0.001 million.

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

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our goodwill included in our consolidated balance sheets as of December 31, 2007 and December 31, 2006 was as follows:

•   December 31, 2007 — $1,216,318; and

•   December 31, 2006 — $1,216,318.

We follow the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of December 31 of each year. We also test for impairments when events or circumstances indicate that an impairment may have occurred.  We determine fair value using a discounted cash flow analysis. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

We performed our annual testing for goodwill impairment as of December 31, 2006 and 2007 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If ten percent (10%) of the non-depreciable assets acquired during 2006 were allocated to a depreciable asset with an average life of twenty (20) years, depreciation expense would have increased by approximately $12,770 in 2007.

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets as of December 31 for the following years were as follows:

•   2007 — $5,622,059; and

•   2006 — $3,065,302.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31 for the following years were as follows:

•   2007 — $5,622,059; and

   •   2006 — $3,065,302.

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

We have subsidiaries with a history of tax losses and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for income tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $5,622,059 on December 31, 2007 and  $3,173,323 on December 31, 2006.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to ten percent (10%) of our taxable loss for 2007, we would incur $535,296 of additional tax payments plus applicable penalties and interest.

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

Reported Operating Data

	Years Ended December 31,
			2007 vs. 2006
			Variance
			Favorable /
($ in millions)	2007	2006	(Unfavorable)	% Variance

Revenue	$29.969	$3.624	$26.345	727.0

Selling, general & administrative expenses	(32.470)	(6.400)	(26.070)	(407.3)
Depreciation and amortization	(.239)	(.002)	(.237)
Management fees income	.300	.475	(175)
Other income	.929	(.001)	.930
Other interest expense	(2.080)	(1.024)	(1.056)	(103.1)

Loss from continuing operations	(3.591)	(3.328)	(.263)
Minority interest	.198	.000	.198
Discontinued operations, net of gain on disposal	(3.161)	(4.309)	(1.148)

Net loss before income taxes	$(6.554)	$(7.637)	$1.083	14.2

Patient Days	12,899	10,008

Results Of Operations For The Fiscal Year Ended December 31, 2006, Compared To Fiscal Year Ended December 31, 2005.

The Company had revenues from continuing operations of $30,269,517 and $4,099,602 in the years ended December 31, 2007 and 2006, respectively, an increase of $26,169,915 or 638.3%.  Our revenues increased for the year ended December 31, 2007 from the year ended December 31, 2006 primarily as a result of our acquisition of our Barbourville, Kentucky.  The increase was also partially a result of an increased revenue stream for our Cameron, Louisiana facility which reopened in November 2007.  Revenue includes reimbursement amounts billed to Medicare, Medicaid and private insurance companies.  These amounts are shown at the gross amount billed less contractual allowances.  Revenue also includes management fees and other operational income.  In addition, for the year ended December 31, 2007, the Company received $3,828,266 in grant money and in-kind donations related to the reopening of our Cameron, Louisiana facility.

The Company had total operating expenses from continuing operations of $32,710,171 and $6,402,026 in the years ended December 31, 2007 and 2006, respectively, an increase of $26,308,145 or 410.9%.    Our expenses increased significantly for the year ended December 31, 2007 from the year ended December 31, 2006 primarily as a result of our acquisition of our Barbourville, Kentucky facility.  Our bad debts expense increased due to our transition of outsourcing our patient accounting functions.  Furthermore, our operating costs include increased operating expenses which we have incurred in connection with our attempts to reopen our Cameron facility as well as legal fees incurred to counsel our acquisition of our Barbourville facility.  Our operating costs also remained disproportionately high during the first six months of the year ended December 31, 2007 as a result of our retention of key personnel from our Cameron facility.  However, we expect our consolidated operating expenses to be proportional to our consolidated net revenues as a result of the reopening of the Cameron facility.

The Company had net losses of $6,554,083 and $7,636,744 in the years ended December 31, 2007 and 2006, respectively.  The net loss per share was approximately $(0.01) and $(0.01) in the years ended December 31, 2007 and 2006, respectively.  The net loss is the result of the disproportionately high cost structure we have maintained during the rebuilding process in our Cameron facility.  We anticipate that we will mitigate such losses in 2008 as a result of the reopening of our Cameron facility, our sale of the Greensboro facility and the increased efficiency of our Barbourville facility.

The Company plans to expand its business over the next several years, largely through the acquisition of complementary lines of businesses.  The corporate general and administrative expenses are expected to increase over this time period, due principally to expansion of corporate personnel and integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems.

The Company incurred interest expense of $2,079,630 and $1,024,251 for the years ended December 31, 2007 and 2006, respectively, an increase of $1,055,385 or 103%.  The increase is primarily due to the issuance of outstanding convertible debentures we had issued to YA Global, LP (f/k/a Cornell Capital Partners) in July 2007 and September 2007.  The amortization of debt discount related to these convertible debentures is included in interest expense.  For the year ended December 2007, the amortization of debt discount included in interest expense was $1,315,684.  We may also incur additional debt in future years in order to facilitate acquisitions or expand corporate operations.   Interest paid on this future debt could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

The provision for income taxes for the years ended December 31, 2007 and 2006 was $0 and $0, respectively.  Any tax benefit generated by our loss was offset by a deferred tax asset allowance.  Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of tax deductible goodwill and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity And Capital Resources

We had cash of $46,384 and $396,033 and as of December 31, 2007 and 2006, respectively.   Cash used in operations was $3,237,963 and $4,482,845 for the year ended December 31, 2007 and 2006, respectively.  Additionally, we had a working capital deficit of $1,660,612.  The decrease in cash and working capital was due primarily to our restructuring of our operations in our facilities, specifically Minnie G. Boswell Memorial Hospital, which was sold in March 2008.  During the year, our accounts payable increased $1,014,680, our prepaid insurance increased $573,273 and our accrued wages increased $704,578, which was offset by a gain on the sale of our minority interest in Knox County Hospital of $980,458, a decrease in our Medicare payable of $477,004 and depreciation expense of $372,430.  Our patient accounts receivable increased $12,181,357 and was offset by an increase in bad debts expense of $13,308,641.

Net Cash used in investing activities was $316,309 for the year ended December 31, 2007 compared to $1,032,243 provided by investing activities for the year ended December 31, 2006.  Net cash provided by investing activities included proceeds of $100,000 held for the sale of Minnie G. Boswell Memorial Hospital.  Net cash was also used in investing activities during the year ended December 31, 2007 was attributable to the fact that the Company purchased medical equipment and computers in the amount of $491,309.

Net Cash provided in financing activities was $3,204,623 for the year ended December 31, 2007, compared to $2,627,410 in the same period for 2006.  Net cash provided in financing activities during the year ended December 31, 2007 was primarily attributable to the issuance of convertible debentures (net of related expenses) to YA Global Investors, L.P. for $3,630,502 offset by a $1,221,252 redemption of convertible debenture, an increase in cash overdraft of $439,588, proceeds of $64,000 from related party loans offset primarily by repayments of $1,000 for related party loans, repayments of $211,100 for loans payable, repayments of $2,013 for capitalized lease obligations and repayments of $633,102 for notes payable.

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

The $3,500,000 debentures accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the debentures are convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option also has the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of December 31, 2007, the Company has amortized $85,631 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of December 31, 2007, the Company has amortized $3,425 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also was obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at a price of $0.02 per share which expire on various dates beginning July 2012.  As of December 31, 2007, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $1,733,186 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  Amortization for 2007 was $483,554.

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

The $500,000 convertible debentures accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures are convertible at the lower of $.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company at its option also has the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $0.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the September 11, 2007 issuance of the $500,000 convertible debenture, the Company recorded a contra liability of $40,000 by debiting debt discount.  These $40,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,297 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of December 31, 2007, the Company has amortized $6,562 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of December 31, 2007, the Company has amortized $2,017 of debt issue costs.

The Company determined that the embedded conversion options in the convertible debentures and warrants were not derivatives and qualify for equity treatment since the convertible debt is considered conventional convertible debt due to the fixed conversion price..  In addition, there was $533,186 of beneficial conversion value of the convertible debentures which was recorded as debt discount and is being amortized over the debt term.  Amortization of this beneficial conversion value was $148,757 in 2007.

On April 1, 2008 the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The Debenture shall accrue interest at 13% per annum and shall mature on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.

The Company intends to implement its business strategy largely by the acquisition of complementary businesses.  The Company intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations.  Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of our common stock to the sellers of these businesses in approximately equal values; however, this combination may change for any given transaction.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.

As of December 31, 2007, the following contractual obligations were outstanding:

The following table summarizes our payment obligations under certain contracts at December 31, 2007:

Payments Due by Period
	Total	Less Than one Year	1-3 Years	3-5 Years	More Than 5 Years
Total Medicare payable (Note 9)*	3,167,873	1,820,026	1,347,847	--	--
Notes Payable (Note 7)*	2,844,781	741,501	380,757	1,722,523	--
Operating lease commitments (Note 10)*	10,072,388	1,638,690	6.326,012	2,107,686	--
Total	16,085,042	4,200,217	8,054,616	3,830,209	--

 *  See Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements.

None.

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Pacer and of its subsidiaries are attached to this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. (T)	CONTROLS AND PROCEDURES

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

c.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 15, 2008, the Directors and executive officers of Pacer, their age, positions in Pacer, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position(s)	Period Served

Rainier Gonzalez	35	Chairman, CEO and President	June 2003 to date
Eric Pantaleon, M.D.	46	Director	July 2003 to date
Alfredo Jurado	33	Director	July 2003 to date
Marcelo Llorente	31	Director	March 2005 to date
Eugene Marini	46	Director	March 2005 to date
John Vincent	41	Chief Operating Officer	January 2007 to date
J. Antony Chi	34	Chief Financial Officer	July 2004 to date

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

Eugene Marini, Director.  Mr. Marini has been a Director of the Company since March 2005.  Mr. Marini was the former Chief Executive Officer of Oakridge Outpatient and Surgical Center, which he joined in 2004.  Prior to joining Oakridge, Mr. Marini was Director of Operations at Catholic Health Services, Inc. from 2001 through 2004 where he oversaw the operations of three nursing homes, two (2) acute care rehabilitation hospitals, two (2) home health agencies and two (2) adult living facilities.  In 1999, Mr. Marini was recruited by Ruben King-Shaw, then Secretary of the Agency for Healthcare Administration of the State of Florida, to restructure the Agency’s Managed Care and Health Quality Division.  From 1994 to 1997, Mr. Marini was Chief Executive Officer of West Gables Rehabilitation Hospital, a 60 bed acute rehabilitation facility and 120 bed sub-acute facility, which he brought into JCAHO compliance.  Mr. Marini also served as Vice-President of Operations and Business Development at the Miami Heart Institute and Chief Executive Officer at Doctors Hospital of Hollywood.  Mr. Marini holds a master’s degree in public health and a bachelor’s degree in health administration from Florida International University.  He is a licensed nursing home administrator and member of the American College of Healthcare Executives.

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

Board Meetings And Committees

During the fiscal year ended December 31, 2007, the Board met four (4) times.  All the members of the Board attended the meetings.

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

Summary Compensation Table

The following table sets forth information with respect to the total compensation earned by, or paid to, Rainier Gonzalez, the Company’s President and Chief Executive Officer, J. Antony Chi, Chief Financial Officer and John Vincent, Chief Operating Officer (collectively, the Named Executive Officers”), for the fiscal years ended December 31, 2007, 2006 and 2005.  No other executive officer of the Company earned total salary and bonus in excess of $100,000 during any such fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
R. Gonzalez, CEO	2007	$306,044	--	$150,000 (2)	--	--	--	$16,607 (1)	$322,651
	2006	$250,000	--	--	--	--	--	$20,342 (1)	$270,342
	2005	$191,200	--	--	--	--	--	$20,192 (1)	$211,392

J. Chi, CFO	2007	$150,000	--	--	--	--	--	--	$150,000
	2006	$150,000	--	--	--	--	--	--	$150,000
	2005	$150,000	--	--	--	--	--	--	$150,000

J. Vincent, COO	2007	$120,000	--	$40,000	--	--	--	--	$120,000
	2006	$108,000	--	--	--	--	--	--	$108,000
	2005	$106,000	--	--	--	--	--	--	$106,000

       ____________

(1)

This represents an automobile allowance issued to Mr. Gonzalez per the employment agreement dated January 1, 2004 and renewed through August 31, 2008.

(2)

This represents a grant of 30,000,000 fully vested common shares upon renewal of Mr. Gonzalez’s employment agreement for the year ended December 31, 2007.

Narrative Disclosures

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commenced on January 1, 2004 and was subsequently revised in December 27, 2007 to provide for a base salary of $350,000 per annum, retroactive to June 1, 2007.  The agreement expires on August 31, 2008.

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commenced on July 5, 2004 and provides for a base salary of $150,000 per annum and ten million (10,000,000) shares to be issued ratably over a three (3) year period.  The agreement expires on July 4, 2008.

Pacer currently has an employment agreement with its Chief Operating Officer, John Vincent.  The agreement commenced on January 1, 2007 and provides for a base salary of $120,000 per annum and ten million (10,000,000) shares to be issued ratably over a three (3) year period.  The agreement expires on December 31, 2008.

Grants of Plan Based Awards

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the grants of plan based awards of the Company as of December 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards; Number of Shares of Stock or Units	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards
R. Gonzalez, CEO	12/27/07	--	--	--	--	--	--	$150,000; 30,000,000	--	--

J. Chi, CFO	7/4/04	--	--	--	--	--	--	$150,000; 10,000,000	--	--

J. Vincent, COO	1/1/07	--	--	--	--	--	--	$200,000 10,000,000	--	--

Narrative Disclosures

Pacer currently has an employment agreement with its Chief Executive Officer, Rainier Gonzalez.  The agreement commenced in December 27, 2007 and provides for the issuance of  thirty million (30,000,000) shares.

Pacer currently has an employment agreement with its Chief Financial Officer, J. Antony Chi.  The agreement commenced on July 5, 2004 (the “effective date”) and provides for ten million (10,000,000) shares to be issued over a three (3) year period, with two million (2,000,000) on the effective date, three million (3,000,000) one year from the effective date and five million (5,000,000) 2 years from the effective date.  All shares cliff vest one year from the issuance date.

Pacer currently has an employment agreement with its Chief Operating Officer, John Vincent.  The agreement commenced on January 1, 2007 (the “effective date”) and provides for ten million (10,000,000) shares to be issued ratably over a three (3) year period, with two million (2,000,000) on the effective date, three million (3,000,000) one year from the effective date and five million (5,000,000) 2 years from the effective date.  All shares cliff vest one year from the issuance date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the outstanding equity awards of the Company as of December 31, 2007.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested
R. Gonzalez, CEO	--	--	--	--	--	--	--	--	--

J. Chi, CFO	--	--	--	--	--	--	--	--	--

J. Vincent, COO	--	--	--	--	--	10,000,000	$200,000	--	--

Option Exercises and Stock Vested

The following table sets forth information for the Named Executive Officers named in the Summary Compensation Table with respect to the option exercises and stock vested of the Company as of December 31, 2007.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized
R. Gonzalez, CEO	--	--	30,000,000	$150,000

J. Chi, CFO	--	--	5,000,000	$50,000

J. Vincent, COO	--	--	--	--

Director Compensation Table

The following table sets forth information with respect to the total compensation paid to the Company’s Directors for the fiscal years ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eric Pantaleon, M.D.	--	$4,000	--	--	--	--	$4,000

Alfredo Jurado, Esq.	--	$4,000	--	--	--	--	$4,000

Rep. Marcelo Llorente	--	$4,000	--	--	--	--	$4,000

Eugene Marini	--	$4,000	--	--	--	--	$4,000

Rainier Gonzalez, Chairman	--	--	--	--	--	--	--

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect of the beneficial ownership as of April 14, 2008 for each officer and director of Pacer and for each person who is known to Pacer to be the beneficial owner of more than 5% of Pacer’s common stock.

Name and Address of Beneficial Owner (2)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rainier Gonzalez	Common	430,422,903	72.61%
7759 N.W. 146th Street
Miami Lakes, FL 33016

Dr. Eric Pantaleon	Common	1,538,316	*
7759 N.W. 146th Street
Miami Lakes, FL 33016

Alfredo Jurado	Common	1,425,966	*
7759 N.W. 146th Street
Miami Lakes, FL 33016

Eugene M. Marini 7759 N.W. 146 Street Miami Lakes, FL 33016	Common	627,632	*

Rep. Marcelo Llorente 7759 NW 146th Street Miami Lakes, FL 33016	Common	592,632	*

J. Antony Chi 7759 N.W. 146 Street Miami Lakes, FL 33016	Common	10,000,000	*

John Vincent 7759 N.W. 146 Street Miami Lakes, FL 33016	Common	10,000,000	*
	All Officers And Directors As A Group (7 Persons)	454,607,449	76.69%

_______________

*

Less than one percent (1%).

(1)

Applicable percentage of ownership is based on 592,799,337 shares of our common stock outstanding as of April 14, 2008 for each stockholder.  Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 15, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Unless otherwise indicated, the persons named in the table have sole voting and investment  power  with  respect  to all  shares of common  stock  shown as beneficially owned by them.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
TOTAL	--	--	--

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the past two (2) years, Pacer has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of five percent (5%) or more of Pacer’s common stock, except as disclosed in the following paragraphs.

During the year ended December 31, 2007 and 2006, the Company received funds of $64,000 and $849,000 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the year ended December 31, 2007 and 2006, the Company repaid $1,000 and $865,529 of the outstanding amount. At December 31, 2007, the Company had outstanding loans payable of $63,000 to this individual.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the year ended December 31, 2007, the Company has been billed $865,855 by the billing company.

The following directors are independent: Mr. Eugene Marini, Mr. Marcelo Llorente, Mr. Alfredo Jurado, Esq. and Dr. Eric Pantaleon, M.D.  Mr. Rainier Gonzalez is not an independent director as he serves as the Company’s Chief Executive Officer.

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

Incorporated by Reference to Form 8-K filed on July 6, 2007.
10.28	Amended and Restated Securities Purchase Agreement, dated September 18, 2007, by and between the Company and YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)	Incorporated by Reference to Exhibit 10.28 to Form 10-QSB filed on November 19, 2007
10.29	Convertible Debenture, dated as of September 18, 2007, issued by the Company to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)	Incorporated by Reference to Exhibit 10.29 to Form 10-QSB filed on November 19, 2007
10.30	Asset Purchase Agreement, dated March 7, 2008, by and among Pacer Health Management Corporation of Georgia and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.31	General Assignment, Bill of Sale and Assumption of Liabilities, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.32	Limited Warrant Deed and Quit Claim Deed for the Owned Real Property, dated March 7, 2008, by and between Pacer Health Management Corporation of Georgia and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.33	Sublease as to the Leased Real Property, dated March 7, 2008, by and between Saint Joseph’s at East Georgia, Inc. and Pacer Health Management Corporation of Georgia	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.34

First Amendment to Lease and Lessor Consent to Sublease Agreement, dated March 7, 2008, by and among Health Systems Real Estate, Inc., Pacer Health Management Corporation of Georgia and Pacer Health Corporation

Incorporated by Reference to Form 8-K filed on April 3, 2008.

10.35	Restrictive Covenant Agreement, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.36	Guaranty, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.37	Securities Purchase Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.38	Debenture, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.39	Warrant, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.40	Amended and Restated Security Agreement, dated April 1, 2008, by and among the Company, the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.41	Registration Rights Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.42	Irrevocable Transfer Agent Instructions, dated April 1, 2008, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and Computershare Trust Company, N.A., as transfer agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.43	Escrow Agreement, dated April 1, 2008, by and among the Company, Yorkville Advisors LLC, YA Global Investments, L.P. and David Gonzalez, Esq., as escrow agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Registrant	Provided herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided herewith
32.2	Section 906 Certification of Principal Financial Officer	Provided herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2007 and 2006, Pacer incurred fees to Salberg & Company, P.A. of $159,000 and $149,000, respectively, for auditing and review work.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, Pacer incurred fees to Salberg & Company, P.A. for audit related work including registration related reviews and acquisition audits of $10,000 and $13,000, respectively.

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

PACER HEALTH CORPORATION

April 15, 2008	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Chief Executive Officer and President

April 15, 2008	By: /s/ J. Antony Chi
J. Antony Chi, Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 15, 2008	By: /s/ Rainier Gonzalez
Rainier Gonzalez, Director

April 15, 2008	By: /s/ Eric Pantaleon, M.D.
Eric Pantaleon, M.D., Director

April 15, 2008	By: /s/ Alfredo Jurado
Alfredo Jurado, Director

April 15, 2008	By: /s/ Marcelo Llorente
Marcelo Llorente, Director

April 15, 2008	By: /s/ Eugene Marini
Eugene Marini, Director

Pacer Health Corporation And Subsidiaries

Consolidated Financial Statements

December 31, 2007

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:

Pacer Health Corporation

We have audited the accompanying consolidated balance sheet of Pacer Health Corporation as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Health Corporation at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 14, 2008

F-1

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current Assets
Cash	$46,384
Patient accounts receivable, net	5,068,034
Other accounts receivable	448,953
Supplies	668,556
Prepaid expenses	334,530
Assets held for sale from discontinued operations	1,369,697
Total Current Assets	7,936,154

Property and equipment, net	4,778,044

Other Assets
Deposits	275
Debt costs, net	19,055
Goodwill	1,216,318
Total Other Assets	1,235,648

Total Assets	$13,949,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Bank overdraft liability	$757,246
Accounts payable	3,565,034
Accounts payable, related party	65,648
Accrued wages and related payroll taxes	1,970,185
Accrued interest payable	240,411
Deposit held for sale of asset	100,000
Accrued rent	2,675
Accrued expenses	151,001
Capital leases, current portion	16,888
Notes payables, current portion	250,764
Settlements payable, current portion	136,333
Loans payable, current portion	325,000
Medicare payable, current portion	1,820,026
Finance obligation on sale-leaseback of real property, current portion	15,516
Liabilities of discontinued operations	117,039
Shareholder loan payable	63,000

Total Current Liabilities	9,596,766

Long Term Liabilities
Capital leases	80,898
Note payable, net of current portion	86,063
Settlements payable, net of current portion	155,556
Convertible debenture, net of debt discount of $1,886,869	2,113,131
Medicare payable, net of current portion	1,347,847
Finance obligation on sale-leaseback of real property	1,780,764
Total Long Term Liabilities	5,564,259

Total Liabilities	15,161,025

Commitments and Contingencies (Note 10)

Minority Interest in Consolidated Subsidiary Company	8,612,814

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
585,799,337 issued and outstanding	58,580
Common stock issuable (30,000,000 shares)	3,000
Additional paid in capital	6,589,325
Accumulated deficit	(16,474,898)
Total Stockholders' Equity (Deficiency)	(9,823,993)

Total Liabilities and Stockholders' Equity (Deficiency)	$13,949,846
See accompanying notes to consolidated financial statements
F-2

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	For Year Ended December 31,
	2007	2006
Revenues
Patient services revenues, net	$29,969,517	$3,624,602
Management services fees	300,000	475,000
Total Revenues	30,269,517	4,099,602

Operating Expenses
Advertising	46,740	19,410
Amortization of debt costs	10,202	19,688
Bad debt expense	8,371,491	661,068
Contract labor	1,871,908	496,118
Depreciation	238,552	2,691
Insurance	797,560	328,233
Liquidated damages	235,000	185,000
Loan fee	541,154	65,569
Medical supplies	3,090,934	341,429
Patient expenses	393,607	18,564
Professional fees	729,659	616,613
Rent	1,653,731	355,383
Repairs and maintenance	455,505	17,589
Salaries and wages	12,409,288	2,578,133
Travel	348,326	411,837
Utilities	452,421	59,340
General and administrative	1,064,093	225,361
Total Operating Expenses	32,710,171	6,402,026

Loss from Operations	(2,440,654)	(2,302,424)

Other Income (Expense)
Loss on settlement of debt	(298,748)	-
Gain on disposal of assets	980,458	65,100
Change in fair value of derivatives	87,086	(70,593)
Writeoff of preacquisition liabilities	99,583	-
Other income	60,746	4,101
Interest expense	(2,079,630)	(1,024,251)
Total Other Expense, net	(1,150,512)	(1,025,643)

Minority Interest in Net Income/(Loss) of Consolidated Subsidiaries	198,542	-

Loss from Continuing Operations	$(3,392,624)	$(3,328,067)

Discontinued Operations
Loss from operations of discontinued component
(including gain on disposal of $4,433,895 in 2006)	(3,161,459)	(4,308,677)
Loss from Discontinued Operations	(3,161,459)	(4,308,677)

Net Loss	$(6,554,083)	$(7,636,744)

Net Loss Per Share - Basic and Diluted

Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.01)	$(0.01)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	583,248,780	575,951,576

See accompanying notes to consolidated financial statements
F-3

Pacer Health Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Years Ended December 31, 2007 and 2006

	Preferred Stock Series A		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total

Balance December 31, 2005	-	$ -	573,026,246	$57,302	-	$ -	$2,148,422	$ (2,284,071)	$ (60,000)	$(138,347)

Reclassification of warrants to warrant liability							(5,415)			(5,415)

Reclassification of embedded conversion option liability to equity							197,547			197,547

Stock issued to employees in connection with employment agreements			7,000,000	700			104,300		(105,000)	-

Stock issued for consulting services	-	-	100,000	10			1,490			1,500

Stock issued for directors fees			370,528	37			7,963			8,000

Amortization of deferred compensation	-	-	-	-					102,500	102,500

Reclass upon implementation of SFAS 123(R)	-	-	-	-			(62,500)		62,500	-

Membership Interest Contribution received	-	-	-	-			110,289			110,289

Net Loss								(7,636,744)		(7,636,744)

Balance December 31, 2006	-	$ -	580,496,774	$58,049	-	$ -	$ 2,502,096	$ (9,920,815)	$ -	$(7,360,670)

Cancellation of stock previously issued			(2,000,000)	(200)			200			-

Stock issued to employees in connection with employment agreements			-	-	30,000,000	3,000	217,000		(70,000)	150,000

Stock issued for directors fees			1,533,332	153			15,847			16,000

Amortization of deferred compensation	-	-	-	-					107,500	107,500

Reclass upon implementation of SFAS 123(R)	-	-	-	-			37,500		(37,500)	-

Redeemed portion of embedded conversion option liability due to debenture conversion							135,657			135,657

Reclass of warrant liability due to extinguishment of debt							121,757			121,757

Reclass of embedded conversion option liability due to extinguishment of debt							1,303,473			1,303,473

Issuance of convertible debentures and warrants (debt discount)							2,266,372			2,266,372

Conversion of secured debenture			5,769,231	577			29,423			30,000

Minority interest dividends							(40,000)			(40-,000)

Net Loss								(6,554,083)		(6,554,083)

Balance December 31, 2007	-	$ -	585,799,337	$ 58,580	30,000,000	$ 3,000	$ 6,589,325	$ (16,474,898)	$ -	$(9,823,993)

See accompanying notes to consolidated financial statements
F-4

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income/(Loss)	$(6,554,083)	$(7,636,744)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	1,165,294	650,392
Amortization of debt issue costs	12,581	19,688
Bad debt expense	13,308,641	3,956,709
Depreciation	372,430	1,215,380
Minority interest	(198,542)	-
Gain on writeoff of pre-recapitalization liabilties	(99,583)	-
Gain on sale of nursing home assets	-	(637,196)
Gain on partial sale of subsidiary	(980,458)	(1,433,895)
Amortization of stock based expenses	107,500	102,500
Stock issued to employees for services	150,000	-
Stock issued for services	16,000	9,500
Change in fair market value of derivatives	(87,086)	70,593
Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(12,181,357)	(5,499,028)
Other receivables	(268,236)	(186,686)
Supplies	72,856	(49,286)
Prepaids and other current assets	573,273	439,430
Increase (decrease) in:
Accounts payable	1,014,680	2,014,364
Settlements payable	32,889	(6,500)
Accrued interest payable	156,096	75,946
Accrued wages payable	704,548	1,108,861
Accrued expenses	(89,997)	(95,485)
Accrued rent	(179,000)	428
Accrued liquidated damages	235,000	185,000
Accrued professional fees	(40,550)	40,550
Escrow	-	(575,000)
Medicare payable	(477,004)	1,744,873
Other current liabilities	(3,855)	2,761
Net Cash Used in Operating Activities	(3,237,963)	(4,482,845)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(491,309)	(239,479)
Deposit paid for future acquisitions		(75,000)
Receipt of refund of deposit	75,000
Deposit held for future sale of assets	100,000	-
Cash acquired in acquisition of subsidiaries	-	340,389
Cash overdraft on disposed subsidiary	-	226,333
Proceeds from sale of nursing home asset	-	780,000
Net Cash Provided by/(Used in) Investing Activities	(316,309)	1,032,243

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	64,000	849,000
Repayments of loan payable - related party	(1,000)	(865,529)
Cash overdraft	439,588	317,658
Proceeds from issuance of convertible debenture and related capitalized expenses	3,630,502	1,732,758

Repayment of convertible debenture	(1,221,252)	(250,000)
Proceeds from property sale treated as financing	-	1,810,000
Repayments of loans payable	(211,100)	(832,599)
Repayments of capitalized lease obligations	(2,013)	(287,285)
Minority interest capital contribution	1,200,000	639,739
Repayments of note payable	(633,102)	(566,610)
Proceeds from note payable	-	80,278
Distributions to minority interest	(61,000)	-
Net Cash Provided by Financing Activities	3,204,623	2,627,410

Net Increase/(Decrease) in Cash	(349,649)	(823,192)

Cash, Beginning of Year	$396,033	$1,219,225

Cash, End of Year	$46,384	$396,033

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$1,148,633	$1,028,847
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Insurance policies financed and recorded as prepaid insurance	$382,869	$487,178
Financed equipment purchases	$12,947	$75,653
Financed land additions	$-	$505,822
Warrant liability recorded as debt discount	$2,266,372	$627,200
Embedded conversion option liability recorded as debt discount	$-	$1,142,313
Reclassification of warrant value to liabilities from equity	$-	$5,414
Reclassification of embedded conversion option liability to equity	$-	$197,547
Reclassification of deferred compensation to additional paid-in capital	$107,500	$62,500

See accompanying notes to consolidated financial statements
F-5

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

On December 31, 2007, Pacer Health Corporation (“Pacer”), a Florida corporation, has sixteen (16) subsidiaries:

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

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007), and

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007).

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,547,559.71, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company has received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of April 15, 2008, the Company has received $300,000 of such grants for year ended December 31, 2008.

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Pacer Health Corporation and its wholly-owned subsidiaries and a leased operation that qualifies for consolidation under authoritative accounting standards (see Note 3).  The Company operates primarily in the healthcare industry segment. The Company owns and operates urban and non-urban hospitals, rural health clinics and skilled nursing facilities. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2007, the Company had a working capital deficit of $1,660,612. Additionally, for the year ended December 31, 2007, the Company had a net loss of $6,554,083 and a negative cash flow from operations of $3,237,963.  The net loss from continuing operations includes a non-recurring loss on settlement of litigation of

$400,000; a one time loss of $298,748 resulting from the redemption of the 2006 financing from YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.); and a $220,500 redemption fee paid to YA Global in connection with the redemption.  The cash flow from operations include the non-recurring settlement payments of $361,111.  (See Note 8)  Management also anticipates the addition of the Barbourville, Kentucky facility to contribute to an increase in net income and positive cash flows in 2008.  Management also anticipates positive cash flows from the additional grants in 2008 of $1,200,000 from the revised lease agreement with the Lower Cameron Hospital Service District.  (See Note 2) In addition, the Company executed a financing transaction in April 2008 with YA Global, L.P. which provided the Company with net cash proceeds of $2,450,000 to satisfy its working capital needs.  (See Note 16)  The Company also sold its Greensboro, Georgia facility to an unrelated third party.  (See Note 16). The net sale proceeds received by the Company from this sale was $2,911,651. Accordingly, management has mitigated future losses and anticipates additional positive cash flows in 2008 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

Significant estimates in 2007 and 2006 include contractual allowances on revenues and related patients receivable, bad debt allowance on patient receivables, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation of net assets held from discontinued operations, valuation and related impairments of goodwill, and other long-lived assets, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

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

Goodwill, Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. During the years ended December 31, 2007 and 2006, the Company did not recognize an impairment charge to goodwill.

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as another income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income(loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. There is no calculation of fully diluted earnings per share for the years ended December 31, 2007 or 2006 as discussed below.

At December 31, 2007 and 2006, there were outstanding warrants for 255,000,000 shares of common stock and convertible debt convertible into 200,000,000 common shares based on the fixed conversion rate of $0.02, which were excluded from the computation of basic and diluted earning per share in 2007 and which may dilute future earnings per share.  At December 31, 2006, there were warrants for 35,950,000 and convertible debt convertible into 103,550,296 shares which were excluded from the computation of basic and diluted earning per share in 2006.  There is no incremental effect of these warrants on diluted net loss per share in 2007 and 2006 due to the Company’s net loss in those years.

Additionally, pursuant to the terms of certain employment agreements for three individuals who have received restricted stock awards, the vesting date for shares issued is one year subsequent to the receipt of said shares. The employee must provide services for one year in order to be fully vested in their stock award. As a result, these unvested shares totaling 4,000,000 at December 31, 2007 are not included in basic earnings per share until they become fully vested.  The Company follows financial accounting as set forth in SFAS No. 123R for cliff vesting when recording the charges for services provided.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2007 and 2006 were $46,740 and $19,410, respectively.  In addition, the Company included in discontinued operations advertising expense of $6,932 and $131,247 for the years ended December 31, 2007 and 2006, respectively.

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

Concentrations

Bank Deposit Accounts:

The Company maintains its cash in bank deposit accounts, which, at times exceed Federally insured limits.  The Company has not experienced any losses in such accounts through December 31, 2007.  There were no funds at risk at December 31, 2007.

Geographic Concentrations:

The Company’s operations are concentrated in specific medical facilities in Kentucky, Louisiana and Georgia. Geographic concentration risks may include natural disasters.  The Company incurred disaster loss and interruption of operations, as a result of Hurricane Rita and Wilma in late 2005. (See Note 15).

Recent Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

Reclassifications

Certain amounts for the year ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 consolidated financial Statements.  Such reclassifications include those 2006 amounts related to operations discontinued in 2007.

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

On September 29, 2006, the Company executed a sale-leaseback of certain of its assets in Georgia, which included a sale of its skilled nursing operations to Health Systems Real Estate, Inc. (“HSRE”)  The assets sold include all real property for MGBMH as well as licenses, permits and personal property, including vehicles, related to the skilled nursing operations.  HSRE also agreed to assume certain liabilities, including accrued vacation for employees it subsequently hired in conjunction with the sale.  The sale price was $2,600,000, resulting in a gain of $637,196, which is included in Other Income for year ended December 31, 2006, and a deferred gain of $1,534,524 which is included in the $1,810,000, which is treated as a financing obligation for accounting purposes (see below).  The Company received $2,590,000 as a result of a $10,000 credit withheld by HSRE for assumed accrued vacation.  In connection with the transaction, HSRE entered into a operating lease with the Company whereby HSRE leases the real property comprising of the real property related to the acute care facility back to the Company pursuant to a five (5) year triple net lease which would call for annual lease payments equal to $480,000, provided that the Company shall have the right to terminate the lease at the end of thirty-six (36) months if the Company provides HSRE with ninety (90) days written notice prior to such 36th month (see renewal provisions below).  As lessor, HSRE takes a perfected security interest in all of the tangible personal property and general intangibles used in connection with the operation of the acute care hospital to secure the Company’s obligations under the lease.  If HSRE effectuates a sale of the tangible real and personal property located at the current Hospital/Nursing Home site in the future, then HSRE agrees to pay to the Company an amount equal to fifty percent (50%) of the cash net proceeds (gross cash proceeds less all expenses of the sale) from such sale.

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The deferred gain of $1,534,524 and future gain of $275,475, totaling the $1,810,000 on this transaction are recorded as liabilities on the books and interest expense and a reduction in principal are recognized for each lease payment made. The balance was $1,796,280 at December 31, 2007.  The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two (2) separate five-year terms with a written notice not earlier than nine (9) months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.  The purchase price of the facility was $2,450,000 as of December 31, 2006, which includes additional consideration of $1,950,000 in the year ended December 31, 2006.  The purchase price as of September 30, 2006 of $2,450,000 was increased by $500,000 from the purchase price as of December 31, 2005 as a result of the additional amounts paid pursuant to the acquisition agreement.  The results of operations of Southpark are included in the consolidated results of operations of the Company from the Southpark Acquisition Date.

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

On September 29, 2006, the Company divested its majority interest in Southpark for a $3,000,000 note receivable to a third party, which consisted primarily of shareholders of the minority interest.  Upon the execution of a binding letter of intent, the Company formally relinquished control of Southpark to the third party.  The terms of the agreement included assumption of all prorated liabilities and guarantees of Southpark from the Company.  The sale resulted in a gain of $4,433,895 which is included in Discontinued Operations for the year ended December 31, 2006.  Subsequent to the issuance of the note receivable, the Company determined that its collectability was not assured.  Accordingly, the Company reduced the value of the note receivable to a fair market value of $0 and recorded a $3,000,000 bad debts expense which is included in discontinued operations for the year ended December 31, 2006.

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

On April 1, 2007, the Company entered into an agreement to sell, in substance, a minority interest of forty percent (40%) of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  Pacer Health Management Corporation of Kentucky currently leases certain assets from the County of Knox, Kentucky.  The sales price was $1.2 million, which consisted solely of cash, of which $500,000 was received on March 30, 2007 and $700,000 was received on April 20, 2007.  A gain of $980,458 was included in Other Income for the year ended December 31, 2007 and an initial minority interest of $219,542 was recorded based on forty percent (40%) of the net equity of the subsidiary on the sale date.

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at December 31, 2007 is as follows:

Patient accounts receivable	$27,411,196
Less: Allowance for doubtful accounts	(13,871,469)
Less: Allowance for contractual discounts	(8,471,693)
Patient Accounts Receivable, net	$5,068,034

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

During the year ended December 31, 2007 and 2006, the Company recorded bad debt expense from patient receivables relating to continuing operations of $8,371,491 and $661,068, respectively.  In addition, the Company included in discontinued operations bad debt expense of $4,937,150 and $4,904,443 for the year ended December 31, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at December 31, 2007 is as follows:

Land	$127,699
Building and improvements	3,773,443
Equipment	1,299,772
Furniture & Fixtures	5,000
Less: accumulated depreciation	(427,870)
Property and Equipment, net	$4,778,044

For the year ended December, 2007 and 2006, the Company recorded a gain of $0 and $65,100 on the disposal of assets related to a natural disaster (See Note 15).  The Company maintained insurance on the assets.  The assets were deemed a total loss by the insurer.  Accordingly, the Company received insurance recoveries for the assets.

Depreciation expense for the year ended December 31, 2007 and 2006 was $238,552 and $2,691, respectively, net of $133,877 and $1,212,689, respectively, which was included in discontinued operations.

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

Note 6 Loan Payable-Related Party

During the year ended December 31, 2007 and 2006, the Company received funds of $64,000 and $849,000 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the year ended December 31, 2007 and 2006, the Company repaid $1,000 and $865,529 of the outstanding amount. At December 31, 2007, the Company had outstanding loans payable of $63,000 to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On December 31, 2007, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated July 2007, original principal of $70,088, annual interest rate of 6.750%, maturity date April 2008.	$26,839
Insurance Note Payable dated December 2007, original principal of $90,545, annual interest rate of 6.600%, maturity date October 2008.	75,165
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	11,763
Construction loan (land) – dated June 2006, original principal of $536,100, original term 24 months, annual interest rate 12%, quarterly interest only payments, principal due at maturity.	325,000
Insurance Note Payable dated April 2007, original principal of $104,706, annual interest rate of 6.750%, maturity date January 2008.	10,677
Insurance Note Payable dated September 2007, original principal of $34,532, interest rate of 11.242%, maturity date May 2008.	15,706
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	101,954
Capital lease (medical equipment) – original principal of $99,799, original term 60 months, annual interest rate 8.0609%.	97,786
Insurance Note Payable dated June 2007, original principal of $212,458, annual interest rate of 8.640%, maturity date February 2008.	48,406
Insurance Note Payable dated December 2007, original principal of $46,317, maturity date August 2008.	46,317

Total	$759, 613
Current Portion	$592,652
Long Term Portion	$166,961

At December 31, 2007, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,796,280

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

Maturities of the Company’s debt at December 31, 2007 were as follows:

2008	$608,168
2009	68,543
2010	78,708

2011	77,952
2012	64,615
Thereafter	1,657,907

$2,555,893

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 is payable over thirty-six (36) months and accrued as settlement payable.  A payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of December 31, 2007.  The balance due at December 31, 2007 was $288,889.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583 in year ended December 31, 2007.

Note 9 Medicare and Medicaid Payable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837); the submission of a cost report for our Greensboro, Georgia facility for the standalone period September 1, 2005 to December 31, 2005 (in the amount of $351,382); and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of December 31, 2007, the Company had a Medicare receivable of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006.  The receivable is currently used to offset the current Medicare liability and is therefore netted against the Medicare liability in the accompanying consolidated financial statements.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,820,026 and long term Medicare liabilities of $1,347,847.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and our Greensboro, Georgia facility.

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

Our Lake Charles, Louisiana facility has negotiated four (4) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2001, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2001	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at December 31, 2007	$491,598	$523,481	$625,143	$1,018,462	$162,850
Long Term Principal	--	--	$393,614	$762,270	--
Monthly Payment Amount	$11,247	$16,596	$17,873	$29,582	$4,075
Maturity Date	September 2009	January 2008	January 2011	June 2011	March 2012

Our Greensboro, Georgia facility has negotiated two (2) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2005 and for its Medicaid payable for various periods.  A summary of the significant terms of the plans are as follows:

	Medicaid Payable	For the Period Ended December 31, 2005
Principal Outstanding at December 31, 2007	$145,249	$6,875
Long Term Principal	--	--
Monthly Payment Amount	$4,152	$12,500
Maturity Date	Various	January 2008

Our Barbourville, Kentucky facility has negotiated three (3) payment plans with respect to its Medicare and Medicaid payable for the cost report periods ended December 31, 2005 and for its Medicaid payable for various periods.  A summary of the significant terms of the plans are as follows:

	For the Period Ended June 30, 2000	For the Period Ended June 30, 2005 (Medicaid)	For the Period Ended November 30, 2005
Principal Outstanding at December 31, 2007	$151,833	$132,152	$75,060
Long Term Principal	--	$90,619	$32,169
Monthly Payment Amount	$8,096	$3,776	$3,574
Maturity Date	September 2009	December 2010	September 2009

Note 10 Commitments and Contingencies

Legal Proceedings

Sharon K. Postell v. Greene County Hospital Authority d/b/a Minnie G. Boswell Memorial Hospital, Pacer Health Management Corporation of Georgia, Inc., and Anita Brown, in Her Individual Capacity

The Company has been named as a co-defendant in a lawsuit initiated by Plaintiff Sharon K. Postell on August 19, 2005.  Plaintiff alleges that the Company discriminated against her based on her religion in violation of 42 U.S.C. § 1983 and Title VII.  Plaintiff also claims that she was retaliated against when she complained about the religious discrimination.  The last settlement demand by Plaintiff was for approximately $70,000, which the Company rejected.  The case went to trial and the Company prevailed at trial and in the subsequent appeal.  Currently, the Company is awaiting the determination by the Court of the awarding of reasonable attorney’s fees.

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

Expenses under real property leases were $1,544,886 and $379,325 for the year ended December 31, 2007 and 2006, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one (1) year at December 31, 2007 are as follows:

Period Ending December 31:
2007	$1,638,690
2008	2,110,774
2009	2,107,659
2010	2,107,579
2011	2,107,686
Thereafter	--

$10,072,388

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

On November 8, 2007, the Company issued to its four (4) independent Directors 133,333 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.0075 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

In the first quarter of 2007, pursuant to a settlement agreement, the Company received back and cancelled 2,000,000 of its shares of common stock originally issued in a prior year to a former employee.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  On June 20, 2007, these warrants expired.  No warrants were granted during the years ended December 31, 2007 and 2006.

On April 1, 2006 the Company issued 35,000,000 warrants in connection with the issuance of convertible debentures. The warrants have an exercise price of $0.02 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  In July 2007, the warrant’s fair value of $121,757 was reclassified from a warrant liability to additional paid in capital as a result of the debt extinguishment (See Note 13).

On July 6, 2007, the Company issued 220,000,000 warrants in connection with convertible debentures. The warrants have various exercise prices of $0.02 to $0.03 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants were valued at $1,733,186 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 243% (based on historical volatility); expected term of five

(5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

Note 12 Related Party Transactions

During the year ended December 31, 2007 and 2006, the Company received funds of $64,000 and $849,000 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the year ended December 31, 2007 and 2006, the Company repaid $1,000 and $865,529 of the outstanding amount. At December 31, 2007, the Company had outstanding loans payable of $63,000 to this individual.

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

On November 8, 2007, the Company issued to its four (4) independent Directors 133,333 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.0075 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

MGBMH incurs a rent expense for temporary dwelling for employees and contractors in the amount of $3,300 monthly payable to the landlord who is a related party of an officer the Company.  The terms of this lease are month to month.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the year ended December 31, 2007, the Company has been billed $865,855 by the billing company.

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

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities for year ended December 31, 2007 and 2006 was $87,086 and $(70,593), respectively.

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

On July 6, 2007, the fair value of embedded conversion options and warrants totaling $1,425,230 was reclassified to additional paid in capital as a result of the debt extinguishment of these convertible debentures (see below).  In addition, remaining debt discount and remaining debt issue costs of $893,333 and $25,415, respectively, were expensed.

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

The $3,500,000 debentures accrue interest at a rate equal to thirteen percent (13%) per annum and shall mature, unless extended by YA Global, on March 31, 2009.  On the maturity date, the Company may, at its option, redeem the outstanding principal and any accrued interest in either cash or common stock.  If the Company chooses to repay in common stock, the  debentures shall be convertible at the lower of $0.02 and that price which shall be computed as 80% of the lowest daily volume weighted average price of the common stock during the fifteen (15) consecutive trading days immediately preceding the applicable payment date.  The Company shall pay a redemption premium of seven and one half percent (7.5%).  The Company, at its option, has the right to redeem a portion or all amounts outstanding prior to the Maturity Date provided that as of the date of the holder’s receipt of a Redemption Notice (as defined therein): (i) the closing bid price is less than $.02; (ii) the Registration Statement is effective; and (iii) no event of default has occurred and be continuing.  The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to fifteen percent (15%) of the principal amount being redeemed and accrued interest.

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of December 31, 2007, the Company has amortized $85,631 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of December 31, 2007, the Company has amortized $3,425 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of December 31, 2007, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $1,733,186 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  Amortization for 2007 was $483,554.

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

In connection with the September 11, 2007 issuance of the $500,000 convertible debenture, the Company recorded a contra liability of $40,000 by debiting debt discount.  These $40,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,297 related to accountant and attorneys fees in connection with the financing that will be capitalized and amortized as debt issue costs.  As of December 31, 2007, the Company has amortized $6,562 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of December 31, 2007, the Company has amortized $2,017 of debt issue costs.

The Company determined that the embedded conversion options in the convertible debentures and warrants were not derivatives and qualify for equity treatment since the convertible debt is considered conventional convertible debt due to the fixed conversion price..  In addition, there was $533,186 of beneficial conversion value of the convertible debentures which was recorded as debt discount and is being amortized over the debt term.  Amortization of this beneficial conversion value was $148,757 in 2007.

Note 14 Income Taxes

There was no income tax expense for the years ended December 31, 2007 and 2006 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2007 and 2006, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2007	2006
Computed “expected” tax expense (benefit)	$(2,228,388)	$(2,596,493)
State taxes net of Federal benefits	(236,219)	(276,815)
Other non-deductible items	15,870	3,733
Change in valuation allowance	2,448,737	2,869,676
Other	-	(102)
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax (assets)/liabilities:
Accrued vacation	$(21,632)
Depreciation	(98,341)
Reserve for bad debts	(530,092)
Net operating loss carryforward	(4,971,994)
Total gross deferred tax assets	(5,622,059)
Less valuation allowance	5,622,059
Net deferred tax assets	$-

During the year ended December 31, 2007, the Company reported a net loss which will increase the net operating loss carryforward.  As a result, the Company did not record a current tax expense and adjusted its deferred tax expense accordingly.

The Company has a net operating loss carryforward of approximately $13,212,846 available to offset future taxable income expiring 2027.  In addition, the Company has net operating loss carryforwards from the pre-merger tax filings of INFe that the company does not expect to materially realize as a result of certain provisions of the tax law, specifically Internal Revenue Code Section 382, that limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.  As such, the Company did not record any portion of the pre-merger INFe net operating loss carryforward.   Accordingly, all deferred tax assets created by net operating loss carryforwards are offset in their entirety by a deferred tax asset valuation allowance.

The valuation allowance at December 31, 2007 was $5,622,059.  The net change in valuation allowance during the year ended December 31, 2007 was an increase of $2,448,737.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company has identified its federal income tax return and state income tax returns in Kentucky, Georgia and Louisiana as “major” tax jurisdictions, as defined. The periods subject to examination for our federal, Kentucky. Georgia and Louisiana state income tax returns are the tax years ended in 2001 and thereafter, since the Company has net operating loss carryforwards for tax years starting in 2001. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and no cumulative effect adjustment was recorded related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits, if any,  is to record such items as a component of income (loss) before taxes. If applicable, penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.

Note 15 Natural Disaster

On September 24, 2005, the Company suffered severe damage to our acute care hospital and health clinic in Cameron, Louisiana as a result of Hurricane Rita.  The facilities and corresponding equipment have been deemed unsuitable for use in administering health care services.  The property and equipment were insured and the Company received the proceeds of the policies from the insurance companies.  The Company recognized a gain, net of impairment, of $0 and $65,100 for the year ended December 31, 2007 and 2006, respectively, from the insurance proceeds.

Note 16 Subsequent Events

Sale of Subsidiary Business  and Discontinued Operations

On March 7, 2008 the Company sold to St. Joseph’s at East Georgia, Inc., a subsidiary of St Joseph’s Healthcare System, Inc., substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,547,559.71, subject to certain adjustments set forth in the Agreement.  St. Joseph’s at East Georgia, Inc. also assumed certain liabilities with respect to the operation.   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s at East Georgia, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s at East Georgia, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000.   Under no circumstances shall St. Joseph’s at East Georgia, Inc. pay the Company an amount greater than $750,000.  After the transaction closes, St. Joseph’s at East Georgia, Inc. will collect and hold in a fiduciary capacity up to $250,000 of any Medicare and Medicaid reimbursements paid to St. Joseph’s at East Georgia, Inc. related to patient services rendered by the Company. Upon acceptance by CMS of the Pacer cost reports, St. Joseph’s at East Georgia, Inc. will remit all funds held in its fiduciary capacity to the Company.  The net sale proceeds received by the Company from this sale was $2,911,651.  The assets sold and liabilities assumed are presented as “Assets Held for Sale from Discontinued Operations” and “Liabilities of Discontinued Operations”, respectively.  The incomes and expenses have been classified and presented as discontinued operations for the years ended December 31, 2007 and 2006.

Debenture Funding

On April 1, 2008 the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The debentures are secured by substantially all of the assets of the Company and its subsidiaries (“Grantors”) in which the Grantors have interests or power to transfer rights subject to existing liens.  The Debenture shall accrue interest at 13% per annum and shall mature on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  Upon conversion, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.  The warrants are exercisable immediately for the cash exercise price or may be cashless exercised if at the time of exercise the warrants are not subject to an effective registration statement or an event of default has occurred.

The conversion price of the debentures and exercise price of the warrants is subject to anti-dilution provisions as defined in the agreement.  If the Company sells or is deemed to have sold any shares of common stock for consideration per share less than a price equal to the conversion or warrant exercise price then such conversion or exercise price shall be reduced to the sale price.

At closing, $300,000 of the proceeds was placed into escrow to periodically fund the investment manager, an affiliate of the lender, until the funds are full disbursed or until the securities are fully disposed of by the lender, in which case, any remaining escrow funds will be returned to the Company.  The Company also paid $25,000 in a structuring fee to the affiliate of the lender .

The debentures and warrants contain registration rights for 280,000,000 shares with a filing deadline of thirty (30) days from the funding date and effectiveness deadline of 120 days from the funding date.  There are also effectiveness maintenance requirements, as defined.  If the above deadlines or maintenance requirements are not met, the Company will pay liquidated damages equal to 2% of the outstanding principal balance for each month of default up to a maximum of 24%.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.    In addition, all prior existing non-employee options or warrants must be classified as liabilities for the same reason.

Purchase of Third Party Debt

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global Investments, L.P. whereby YA Global Investments, L.P. sold to the Company certain secured convertible debentures.  The Company paid to YA Global $3,011,017 for the assignment.

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

•

Lakeside Regional Hospital, Inc. (a Georgia corporation formed on April 16, 2007),

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007),

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007) and

•

Pacer Logistics LLC (a Florida limited liability company formed on March 25, 2008).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, Rainier Gonzalez, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2007, of Pacer Health Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, J. Antony Chi, certify that:

1.

I have reviewed this form 10-KSB for the fiscal year ended December 31, 2007, of Pacer Health Corporation;

6.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

7.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

8.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

9.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3.

Date: April 15, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 15, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer