Form 10-Q
period 2008-03-31
PACER HEALTH CORP
filed 2008-05-21
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2008

_________________________________

Commission File No.  000-28729

_________________________________

PACER HEALTH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Florida	11-3144463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7759 N.W. 146th Street, Miami Lakes, FL	33016
(Address of Principal Executive Offices)	(Zip Code)

(305) 828-7660
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2008, the issuer had 593,199,337 shares of common stock, par value of $0.001, issued and outstanding.

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

27

Item 4.  Controls and Procedures ..

35

PART II.  OTHER INFORMATION

36

Item 1.  Legal Proceedings.

36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

36

Item 3.  Defaults Upon Senior Securities ..

38

Item 4.  Submission of Matters to a Vote of Security Holders ..

38

Item 5.  Other Information.

39

Item 6.  Exhibits ..

39

SIGNATURES

41

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet

ASSETS

	March 31	December 31
	2008	2007
	(Unaudited)
Current Assets
Cash	$559,922	$46,384
Patient accounts receivables, net	4,618,374	5,068,034
Other accounts receivable	373,699	448,953
Supplies	645,279	668,556
Prepaid Expenses	182,163	334,530
Assets held for sale from discontinued operations	-	1,369,697
Total Current Assets	6,379,437	7,936,154

Property and equipment, net	5,219,893	4,778,044

Other Assets
Deposits	275	275
Debt issue costs, net	15,539	19,055
Goodwill	1,216,318	1,216,318
Total Other Assets	1,232,132	1,235,648

Total Assets	$12,831,462	$13,949,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$3,601,564	$3,565,034
Accounts payable, related party	55,710	65,648
Bank overdraft liability	155,984	757,246
Accrued wages and related payroll taxes	2,567,352	1,970,185
Accrued interest payable	231,418	240,411
Accrued rent	2,675	2,675
Accrued expenses	215,773	151,001
Deposit held for sale of asset	-	100,000
Deposit held for sale of minority interest	100,000	-
Settlements payable, current portion	1,500	136,333
Capital leases, current portion	17,231	16,888
Notes payable, current portion	143,163	250,764
Loans payable, current portion	-	325,000
Medicare payable, current portion	1,791,976	1,820,026
Finance obligation on sale-leaseback of real property, current portion	16,545	15,516
Shareholder loan payable	13,000	63,000
Liabilities of discontinued operations	-	117,039
Total Current Liabilities	8,913,891	9,596,766

Long Term Liabilities
Settlements payable, net of current portion	-	155,556
Capital leases	76,460	80,898
Notes payable, net of current portion	78,763	86,063
Medicare payable, net of current portion	1,115,635	1,347,847
Finance obligation on sale-leaseback of real property, net of current portion	1,776,221	1,780,764
Convertible debenture, net of debt discount of $1,514,090	1,885,910	2,113,131
Total Long Term Liabilities	4,932,989	5,564,259

Total Liabilities	13,846,880	15,161,025

Minority Interest in Consolidated Subsidiary Company	8,612,814	8,612,814

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
587,779,337 and 585,799,337 issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	58,780	58,580
Common stock issuable (30,000,000 shares)	3,000	3,000
Additional paid in capital	6,549,207	6,589,325
Accumulated deficit	(16,239,219)	(16,474,898)
Total Stockholders' Equity (Deficiency)	(9,628,232)	(9,823,993)

Total Liabilities and Stockholders' Equity (Deficiency)	$12,831,462	$13,949,846

See accompanying notes to unaudited consolidated financial statements.

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended March 31,
	2008	2007
Revenues
Patient services revenue, net	$7,701,511	$8,075,466
Management fees	50,000	75,000
Total Revenues	7,751,511	8,150,466

Operating Expenses
Advertising	10,095	7,223
Amortization of debt costs	-	3,511
Bad debt expense	1,746,452	1,409,732
Contract labor	857,492	416,408
Depreciation	64,692	65,749
Insurance	301,549	142,243
Liquidated damages	-	105,000
Loan fee	16,479	134,864
Medical Supplies	622,826	606,275
Patient Expenses	126,484	91,434
Professional fees	188,607	171,999
Rent	414,506	510,225
Repairs and Maintenance	183,363	115,602
Salaries and wages	3,452,430	2,491,474
Travel	80,235	34,736
Utilities	184,784	58,595
General and administrative	200,905	582,543
Total Operating Expenses	8,450,899	6,947,613

Net Income / (Loss) from Operations	(699,388)	1,202,853

Other Income (Expense)
Gain on writeoff of pre-recapitalization liabilities	-	99,583
Gain on settlement of litigation	90,000	-
Change in fair value of derivatives	-	256,184
Other income	42,138	569
Redemption fee	(44,449)	-
Interest Expense	(660,861)	(301,433)
Total Other Income (Expense), net	(573,172)	54,903

Minority Interest in Consolidated Subsidiary
Company	-	-

Net Income/(Loss) from Continuing Operations	(1,272,560)	1,257,756

Discontinued Operations
Gain/(loss) from operations of discontinued component including gain on disposal of $2,352,917 in 2008)	1,508,239	(1,418,188)
	-	-

Net Income/(Loss)	$235,679	$(160,432)

Net Income/(Loss) Per Share - Basic and Diluted

Income/(Loss) from continuing operations	$(0.00)	$(0.00)
Income/(Loss) from discontinued operations	$0.00	$0.00

Net Income/(Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	590,733,584	581,523,441

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income/(Loss)	$235,679	$(160,432)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	372,779	142,433
Amortization of debt issue costs	3,516	3,511
Bad debt expense	2,283,284	2,631,413
Gain on writeoff of pre-recapitalization liabilities	-	(99,583)
Gain on sale of subsidiary	(2,352,917)	-
Depreciation	88,997	95,848
Amortization of unvested stock expenses	22,500	36,250
Stock issued for services	-	4,000
Change in fair market value of derivatives	-	(256,184)

Changes in operating assets and liabilities:
(Increase) decrease in:
Patient receivables	(1,687,743)	(3,772,259)
Other receivables	(70,628)	(737)
Supplies	40,509	(96,262)
Prepaids and other current assets	175,193	207,957
Increase (decrease) in:
Accounts payable	26,593	117,797
Settlements payable	(290,389)	137,389
Accrued interest payable	(8,993)	80,069
Accrued wages payable	561,272	408,428
Accrued expenses	64,772	7,052
Accrued rent	-	194,805
Accrued penalties and liquidated damages	-	105,000
Medicare payable	(260,263)	(243,991)
Other current liabilities	85	11,751
Net Cash Provided by/Used in) Operating Activities	(795,754)	(469,249)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(202,195)	(135,634)
Receipt of refund of deposit	-	75,000
Proceeds from sale of assets	3,298,904	-
Deposit held for future sale	-	500,000
Net Cash Provided by/(Used in) in Investing Activities	3,096,709	439,366

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	75,000	-
Repayments of loan payable - related party	(125,000)	-
Cash overdraft	(601,261)	395,211
Repayments of convertible debenture	(600,000)	-
Repayments of loans payable	(325,000)	(112,971)
Repayments of capitalized lease obligations	(4,096)	-
Repayments of note payable	(144,560)	-
Distribution to minority interest	(62,500)	-
Net Cash Provided by/(Used in) Financing Activities	(1,787,417)	282,240

Net Increase/(Decrease) in Cash	513,538	252,357

Cash, Beginning of Period	$46,384	$78,375

Cash, End of Period	$559,922	$330,732

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$327,405	$266,558
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of Note Payable for Insurance Policies	$-	$15,840
Issuance of Note Payable for Equipment	$-	$-

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.

At March 31, 2008, the Company had a working capital deficit of $2,534,454. Additionally, for the three months ended March 31, 2008, the Company had a net income of $235,679 and a negative cash flow from operations of $795,781.  Management also anticipates the expansion of the non-medical services division to contribute to an increase in net income and positive cash flows for the remainder of 2008.  Management also anticipates positive cash flows from the additional grants of $900,000 from the revised lease agreement with the Lower Cameron Hospital Service District.  (See Note 2) Accordingly, management anticipates positive income and cash flows in 2008 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

Pacer Health Corporation (“Pacer”), a Florida corporation, has eighteen (18) subsidiaries:

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

•

Lakeside Regional Hospital, Inc. (a Georgia corporation formed on April 16, 2007),

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007),

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007),

•

Pacer Logistics LLC (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. ( a Florida corporation formed May 9, 2008).

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

On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.  (See Note 3)   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000 or a maximum of $750,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of May 20, 2008, the Company has received $600,000 of such grants for the year ended December 31, 2008.

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed businesses.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; and operates a non-urban hospital in Barbourville, Kentucky.

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

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The deferred gain of $1,534,524 and future gain of $275,475, totaling the $1,810,000 on this transaction are recorded as liabilities on the books and interest expense and a reduction in principal are recognized for each lease payment made. The balance was $1,792,766 at March 31, 2008.  The Company had the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two (2) separate five-year terms with a written notice not earlier than nine (9) months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.  (See below regarding sublease.)

On March 7, 2008 the Company sold to St. Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate revised purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  (See Note 3)  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.   A gain of $2,352,917 was recognized on the sale.  The Company also subleased to St. Joseph’s Healthcare System, Inc. the real property it leases from HSRE.  Under the sublease, the sublessee assumes all of the rights, obligations and liabilities of the sublessor except as specifically excluded.  The sublease allows the sublessor to continue in the future participation of appreciation in value of the property.  Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000 or a maximum of $750,000.

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

Note 4 Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2008 is as follows:

Patient accounts receivable	$27,853,984
Less: Allowance for doubtful accounts	(15,801,103)
Less: Allowance for contractual discounts	(7,434,507)
Patient Accounts Receivable, net	$4,618,374

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

During the three months ended March 31, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,746,452 and $1,409,732, respectively.  In addition, the Company included in discontinued operations bad debt expense of $536,833 and $1,221,682 for the three months ended March 31, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2008 is as follows:

Land	$127,699
Building and improvements	4,121,826
Equipment	1,480,857
Furniture & Fixtures	5,000
Less: accumulated depreciation	(515,489)
Property and Equipment, net	$5,219,893

Depreciation expense for the three months ended March 31, 2008 and 2007 was $64,692 and $65,749, respectively, net of $24,305 and $30,099, respectively, which was included in discontinued operations.

Note 6 Loan Payable-Related Party

During the three months ended March 31, 2008 and 2007, the Company received funds of $75,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended March 31, 2008 and 2007, the Company repaid $125,000 and $0 of the outstanding amount. At March 31, 2008, the Company had outstanding loans payable of $13,000 to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On March 31, 2008, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated July 2007, original principal of $70,088, annual interest rate of 6.750%, maturity date April 2008.	$6,710
Insurance Note Payable dated December 2007, original principal of $90,545, annual interest rate of 6.600%, maturity date October 2008.	55,113
Note payable dated July 31, 1994, original principal of $37,150, annual interest rate of 6.941%, originally due July 15, 2011.	11,036
Insurance Note Payable dated January 2008, original principal of $26,145, maturity date May 2008.	13,072
Insurance Note Payable dated September 2007, original principal of $34,532, interest rate of 11.242%, maturity date May 2008.	3,982
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	95,993
Capital lease (medical equipment) – original principal of $99,799, original term 60 months, annual interest rate 8.0609%.	93,690
Insurance Note Payable dated December 2007, original principal of $46,317, maturity date August 2008.	36,021

Total	$315,617
Current Portion	$160,394
Long Term Portion	$155,223

At March 31, 2008, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,792,766

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized at the end of the lease term including renewal periods. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.  The Company will pay $480,000 annually to the lessor which is treated as an interest expense and principal reduction for each payment using the effective interest method of amortization.  (See Note 3)  The Company subleased the property to St. Joseph’s Healthcare System, Inc. (See Note 3)  Under the terms of the sublease, the sublessee will pay $40,000 monthly base rent.  Accordingly, the Company expects to receive approximately $480,000 in annualized rent income through the expiration of the lease.

Maturities of the Company’s debt at March 31, 2008 were as follows:

2008	$156,148
2009	46,257
2010	50,406
2011	34,946
2012	15,627
Thereafter	--

$303,384

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 is payable over thirty-six (36) months and accrued as settlement payable.  A payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of March 31, 2008.  The balance due at March 31, 2008 was $266,667.  In accordance with the settlement agreement, the Company paid this amount in full in March 2008 as a result of the sale of MGBMH to St. Joseph’s healthcare System, Inc.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583 in three months ended March 31, 2007.

Note 9 Medicare and Medicaid Payable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837) and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of March 31, 2008, the Company had a Medicare receivable of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006.  The receivable is currently used to offset the current Medicare liability and is therefore netted against the Medicare liability in the accompanying consolidated financial statements.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $1,820,026 and long term Medicare liabilities of $1,347,847.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility.

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates except for our critical access acute care hospital in Barbourville, Kentucky, which is reimbursed on a reasonable cost method. The differences between the established billing rates (i.e., gross charges) and the actual reimbursement rates are recorded as contractual discounts and deducted from gross charges.

For our critical access acute care facility in Barbourville, Kentucky, there is an adjustment or settlement of the difference between the actual cost to provide the service and the actual reimbursement rates.  Settlements are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.  Generally, we are audited approximately every two (2) years.  However, the time between audits differs based upon facility and the cost report filed and can change from year to year without prior notice.

Our Lake Charles, Louisiana facility has negotiated four (4) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2001, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2001	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at March 31, 2008	$473,017	$468,232	$578,018	$959,693	$155,230
Long Term Principal	--	--	$351,384	$695,967	--
Monthly Payment Amount	$11,247	$16,596	$17,873	$29,582	$4,075
Maturity Date	September 2009	--	January 2011	June 2011	March 2012

We continue to pay the unassumed Medicare and Medicaid liability of our former Greensboro, Georgia facility which has negotiated a payment plan with respect to its Medicaid payable for various periods.  A summary of the significant terms of the plan is as follows:

Medicaid Payable
Principal Outstanding at March 31, 2008	$131,353
Long Term Principal	--
Monthly Payment Amount	$4,152
Maturity Date	Various

Our Barbourville, Kentucky facility has negotiated three (3) payment plans with respect to its Medicare and Medicaid payable for the cost report periods ended December 31, 2005 and for its Medicaid payable for various periods.  A summary of the significant terms of the plans are as follows:

	For the Period Ended June 30, 2000	For the Period Ended June 30, 2005 (Medicaid)	For the Period Ended November 30, 2005
Principal Outstanding at March 31, 2008	$132,132	$110,126	$64,337
Long Term Principal	$46,838	--	$21,446
Monthly Payment Amount	$8,096	$3,776	$3,574
Maturity Date	September 2009	December 2010	September 2009

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

Expenses under real property leases were $398,943 and $389,636 for the three months ended March 31, 2008 and 2007, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one (1) year at March 31, 2008 are as follows:

Period Ending March 31:
2007	$1,767,440
2008	1,870,457
2009	1,627,182
2010	1,627,520
2011	1,627,367
Thereafter	--

$8,519,966

Note 11 Stockholders’ Deficiency

(A) Common Stock

On March 19, 2007, the Company issued 2,000,000 shares of its common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vested one year from the grant date and therefore were not considered issued and outstanding until they vested.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

On January 9, 2008, the Company issued 3,000,000 shares of its common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  These shares were granted in 2007.  As of March 31, 2008, these shares have not been issued and are recorded as common stock issuable.

On January 1, 2008, 2,000,000 shares of common stock previously granted and issued became vested.

In the first quarter of 2007, pursuant to a settlement agreement, the Company received back and cancelled 2,000,000 of its shares of common stock originally issued in a prior year to a former employee.

(B)

Common Stock Warrants

On June 20, 2002, the predecessor to the Company had issued 950,000 stock warrants to various consultants in exchange for their services.  These warrants have a strike price of $.50 per share.  All of the warrants expire over a five-year period.  These warrants were not cancelled as a result of the recapitalization transaction with Pacer and thus are considered deemed issuance of options as part of the recapitalization with no net accounting effect.  On June 20, 2007, these warrants expired.  No warrants were granted during the three months ended March 31, 2008 and 2007.

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

Note 12 Related Party Transactions

During the three months ended March 31, 2008 and 2007, the Company received funds of $75,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended March 31, 2008 and 2007, the Company repaid $125,000 and $0 of the outstanding amount. At March 31, 2008, the Company had outstanding loans payable of $13,000 to this individual.

On March 19, 2007, the Company issued 2,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vested one year from the grant date and therefore were not considered issued and outstanding until they vested.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

On January 1, 2008, 2,000,000 previously granted shares of common stock issued to the Company’s Chief Operating Officer cliff vested.

On January 9, 2008, the Company issued 3,000,000 shares of its common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  As of March 31, 2008, these shares have not been issued and are recorded as common stock issuable.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the three months ended March 31, 2008, the Company has been billed $325,668 by the billing company.

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which was capitalized and will be amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   Debt discount is directly offset against the gross convertible debentures balance outstanding.    On May 15, 2007 the Company repaid an additional $250,000 of this debenture.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which was capitalized and will be amortized as debt issue costs.

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of March 31, 2008, the Company has amortized $129,409 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of March 31, 2008, the Company has amortized $5,176 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of March 31, 2008, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of March 31, 2008 was $955,571.

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

In connection with the September 11, 2007 issuance of the $500,000 convertible debenture, the Company recorded a contra liability of $40,000 by debiting debt discount.  These $40,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,297 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of March 31, 2008, the Company has amortized $12,302 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of December 31, 2007, the Company has amortized $3,782 of debt issue costs.

The Company determined that the embedded conversion options in the convertible debentures and warrants were not derivatives and qualify for equity treatment since the convertible debt is considered conventional convertible debt due to the fixed conversion price.  In addition, there was $533,186 of beneficial conversion value of the convertible debentures which was recorded as debt discount and is being amortized over the debt term.

On March 7, 2008, the Company repaid $600,000 of its outstanding convertible debentures to YA Global.  In addition to the repayment, the Company paid interest of $138,636, legal fees of the lender of $7,050 and an additional $44,449 as a redemption premium.  A summary of the repayment is listed below:

Principal repayment – July 2007 debenture	$100,000
Redemption premium – July 2007 debenture	$6,949
Interest repayment – July 2007 debenture	$120,650
Principal repayment – September 2007 debenture	$500,000
Redemption premium – September 2007 debenture	$37,500
Interest repayment – September 2007 debenture	$17,986
Legal fees	$7,050

Total Payment:	$790,135

Note 14 Income Taxes

There was no income tax expense for the three months ended March 31, 2008, due to the Company’s utilization of net operating loss carryforwards.

Note 15 Subsequent Events

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

At closing, $300,000 of the proceeds was placed into escrow to periodically fund the investment manager, an affiliate of the lender, until the funds are full disbursed or until the securities are fully disposed of by the lender, in which case, any remaining escrow funds will be returned to the Company.  The Company also paid $25,000 in a structuring fee to the affiliate of the lender.

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

Purchase of Third Party Debt

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global Investments, L.P. whereby YA Global Investments, L.P. sold to the Company certain secured convertible debentures.  The Company paid to YA Global $3,011,017 for the assignment.  On May 13, 2008, the Company executed foreclosure action upon the borrower of the notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), as well as our other reports filed with the U.S. Securities and Exchange Commission (“SEC”) and our press releases and other communications, contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock.  In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the “Risk Factors” section of the Company’s Form 10-KSB for the period ended December 31, 2007 and the following:

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

General

We are a a diversified holding company with subsidiaries operating in the healthcare services and transportation/logistics services.  The Company is aggressively building its existing lines of business through internal growth and acquisitions.  During 2008, the Company announced its intention to expand its operations into the transportation/logistics services.  The Company is actively seeking to acquire additional companies in its existing and complementary lines of business.

The Company’s healthcare services business provides healthcare services with a primary focus on acquiring and restructuring hospitals.  At March 31, 2008, we operated two (2) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across two (2) states: Kentucky and Louisiana.

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

No material part of our revenues were derived outside of the United States in the three (3) months ended March 31, 2008, and during that period, we had no material assets outside the United States.

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

On March 7, 2008 the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate revised purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.  (See Note 3)   A gain of $2,352,917 was recognized on the sale.  The Company also subleased to St. Joseph’s Healthcare System, Inc. the real property it leases from HSRE.  Under the sublease, the sublessee assumes all of the rights, obligations and liabilities of the sublessor except as specifically excluded.  The sublease allows the sublessor to continue in the future participation of appreciation in value of the property.  Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000 or a maximum of $750,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of May 20, 2008, the Company has received $600,000 of such grants for the year ended December 31, 2008.

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed businesses.  The Company currently owns and operates a non-urban hospital in Cameron, Louisiana; a non-urban health clinic in Grand Lakes, Louisiana; a geriatric psychiatric center in Lake Charles, Louisiana; and operates a non-urban hospital in Barbourville, Kentucky.

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

Intangible Assets

Intangible assets at March 31, 2008 consisted of goodwill of $1,216,318 which is the result of the acquisition of SCMH. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the three months ended March 31, 2008, the Company issued 3,000,000 unvested shares which vest in one year and 2,000,000 vested shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and other contract agreements.

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

The Company participates in the Louisiana disproportionate share hospital (“DSH”) fund related to uncompensated care provided to a disproportionate percentage of low-income and Medicaid patients.  Upon meeting certain qualifications, our facility in Louisiana became eligible to receive additional reimbursement from the fund.  The reimbursement amount is determined upon submission of uncompensated care data by all eligible hospitals.  Once the reimbursement amount is determined and collectability is reasonably assured, the additional reimbursement is included as revenue under SEC Staff Accounting Bulleting 104.

(ii) Management Services

The Company recognizes management service fees as services are provided.

Patient Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient Accounts Receivable at March 31, 2008 is as follows:

Patient accounts receivable	$27,853,984
Less: Allowance for doubtful accounts	(15,801,103)
Less: Allowance for contractual discounts	(7,434,507)
Patient Accounts Receivable, net	$4,618,374

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

During the three months ended March 31, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,746,452 and $1,409,732, respectively.  In addition, the Company included in discontinued operations bad debt expense of $536,833 and $1,221,682 for the three months ended March 31, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Results Of Operations For The Three (3) Months Ended March 31, 2008 and March 31, 2007.

Net Revenue

Net revenues for continuing operations for the three (3) months ended March 31, 2008 and 2007, were $7,751,511 and $8,150,466, comprised of patient service revenues of $7,701,511 and $8,075,466 and management services fees $75,000 and $75,000, respectively.  Patient service revenue of $1,253,441 and $2,984,224 for MGBMH was included in discontinued operations for the three (3) months ended March 31, 2008 and 2007, respectively.  The decrease in revenue was primarily due to the lack of heavy patient volumes from the warmer winter weather. However, we anticipate revenues to grow in the fiscal year ending December 31, 2008, primarily as a result from adding additional revenue streams from new services and acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three (3) months ended March 31, 2008 and 2007 were $8,450,900 and $6,947,613, respectively.  Operating expenses of $1,942,347 and $3,957,219 for MGBMH was included in discontinued operations for the three (3) months ended March 31, 2008 and 2007, respectively.  Operating expenses increased primarily due to the reopening of our acute care facility in Cameron, Louisiana.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three (3) months ended March 31, 2008, operating expenses consisted principally of $3,452,430 in salaries, wages and benefits, $1,746,452 in bad debt expenses, $857,492 in contract labor, $64,692 in depreciation, $301,549 in insurance expenses, $622,826 in medical supplies, $188,607 of professional fees, $414,506 in rent expenses and $802,346 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2008 primarily as result of adding new lines of service in our existing facilities and the acquisition of new businesses.

Other Income/(Expense)

Other income/(expense) for the three (3) months ended March 31, 2008 and 2008 was $(573,172) and $54,903, respectively, which included a gain on settlement of $90,000 offset by a redemption fee of $44,449.  Interest expense for the three (3) months ended March 31, 2008 and 2007 was $660,861 and $301,433, respectively.  Interest expense of $156,095 and $45,194 for MGBMH was included in discontinued operations for the three (3) months ended March 31, 2008 and 2007, respectively.

Net Income/(Loss)

Our net income/(loss) for the three (3) months ended March 31, 2008 and 2007 was $235,679 and $(160,432).  The increase in net income is primarily the result of our disposal of MGBMH, which generated net income from discontinued operations of $1,508,239 that included a gain on disposal of $2,352,917.  During the three (3) months ended March 31, 2008, MGBMH had a net loss of $844,678, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $559,922 at March 31, 2008.  Net Cash used in operating activities during the three month period ended March 31, 2008 was $795,781, compared to $469,249 for the same period a year earlier.  During the three months ended March 31, 2008, the net cash used was mainly the result of an increase in account payable of $26,593, increase in prepaid expenses of $175,193, increase in accrued wages of $561,272, increase in supplies inventory of $40,509 offset primarily by a decrease in patient receivables of $1,687,743, decrease in Medicare payable of $260,263 and bad debt expense and depreciation expense of $2,283,284 and $88,997, respectively.

Net Cash provided by investing activities was $3,096,709 for the three months ended March 31, 2008, compared to $439,366 for the same period in 2007.  Net cash provided by investing activities during the three months ended March 31, 2008 was attributable to the proceeds from the sale of assets of $3,198,903 offset by the purchase of medical equipment in the amount of $202,194.

Net Cash used by financing activities was $1,787,417 for the three months ended March 31, 2008, compared to cash provided of $282,240 in the same period for 2007.  Net cash provided in financing activities during the three months ended March 31, 2008 consisted of proceeds from shareholder loans of $75,000, repayments of shareholder loans of $125,000, a redemption of convertible debentures of $600,000, repayments of $144,560 for notes payable, repayments of loans payable of $325,000 and a cash overdraft of $601,261.

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

Item 4.  Controls and Procedures

(A)

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(B)

Changes In Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have begun to centralize certain key accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the facilities and centralizing to a shared services center certain key accounting processes (accounts payable, bank account reconciliations, and certain accounts receivable). We expect to have fully implemented the core phase on or around December 31, 2008.

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

In connection with the May 5, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $100,000 by debiting debt discount.  These $100,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  The Company also incurred additional expenses of $14,319 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which was capitalized and will be amortized as debt issue costs.

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of March 31, 2008, the Company has amortized $129,409 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of March 31, 2008, the Company has amortized $5,176 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also was obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of March 31, 2008, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of March 31, 2008 was $955,571.

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

In connection with the September 11, 2007 issuance of the $500,000 convertible debenture, the Company recorded a contra liability of $40,000 by debiting debt discount.  These $40,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,297 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of March 31, 2008, the Company has amortized $12,302 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of March 31, 2008, the Company has amortized $3,782 of debt issue costs.

The Company determined that the embedded conversion options in the convertible debentures and warrants were not derivatives and qualify for equity treatment since the convertible debt is considered conventional convertible debt due to the fixed conversion price.  In addition, there was $533,186 of beneficial conversion value of the convertible debentures which was recorded as debt discount and is being amortized over the debt term.

On January 9, 2008, the Company issued 3,000,000 shares of its common stock to its Chief Operating Officer in accordance with an employment agreement.  The shares were valued at $0.02 per share, or $40,000, based on the quoted trading price of the Company’s common stock on the grant date in 2007.  The shares cliff vest in one year from the grant date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.35	Restrictive Covenant Agreement, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.36	Guaranty, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.37	Securities Purchase Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.38	Debenture, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.39	Warrant, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.40	Amended and Restated Security Agreement, dated April 1, 2008, by and among the Company, the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.41	Registration Rights Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.42	Irrevocable Transfer Agent Instructions, dated April 1, 2008, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and Computershare Trust Company, N.A., as transfer agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.43	Escrow Agreement, dated April 1, 2008, by and among the Company, Yorkville Advisors LLC, YA Global Investments, L.P. and David Gonzalez, Esq., as escrow agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Registrant	Provided herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided herewith
32.1	Section 906 Certification of Chief Executive Officer	Provided herewith
32.2	Section 906 Certification of Chief Financial Officer	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: May 20, 2008

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

•

Lakeside Regional Hospital, Inc. (a Georgia corporation formed on April 16, 2007),

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007),

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007),

•

Pacer Logistics LLC (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. ( a Florida corporation formed May 9, 2008).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, Rainier Gonzalez, certify that:

1.

I have reviewed this form 10-Q for the period ended March 31, 2008, of Pacer Health Corporation;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, J. Antony Chi, certify that:

1.

I have reviewed this form 10-Q for the period ended March 31, 2008, of Pacer Health Corporation;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 20, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 20, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

i.

2