Form 10-Q
period 2008-06-30
PACER HEALTH CORP
filed 2008-08-14
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended June 30, 2008

_________________________________

Commission File No.  000-28729

_________________________________

PACER HEALTH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Florida	11-3144463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15050 NW 79th Court, Suite 201, Miami Lakes, FL	33016
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2008, the issuer had 593,999,337 shares of common stock, par value of $0.001, issued and outstanding.

TABLE OF CONTENTS

PART I

1

Item 1.  Financial Statements ..

1

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

36

Item 4.  Controls and Procedures ..

46

PART II.  OTHER INFORMATION

47

Item 1.  Legal Proceedings.

47

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

47

Item 3.  Defaults Upon Senior Securities ..

53

Item 4.  Submission of Matters to a Vote of Security Holders ..

53

Item 5.  Other Information.

54

Item 6.  Exhibits ..

54

SIGNATURES

60

ii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheet

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash	$544,057	$46,384
Patient accounts receivables, net	5,025,028	5,068,034
Transportation trade receivables	1,514,700	-
Other receivables	1,105,978	448,953
Due from factor	389,534	-
Medicare receivable	937,507	-
Supplies	705,348	668,556
Prepaid expenses	1,197,725	334,530
Note receivable, current portion	200,000	-
Assets held for sale from discontinued operations	-	1,369,697
Total Current Assets	11,619,877	7,936,154

Property and equipment, net	5,536,318	4,778,044

Other Assets
Note receivable, net of current portion	200,000	-
Deposits	100,239	275
Debt issue costs, net	16,895	19,055
Goodwill	1,278,018	1,216,318
Total Other Assets	1,595,152	1,235,648

Total Assets	$18,751,347	$13,949,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$3,685,379	$3,630,682
Bank overdraft liability	1,091,322	757,246
Accrued wages and related payroll taxes	2,511,211	1,970,185

Accrued interest payable	401,002	240,411
Accrued rent	11,766	2,675
Accrued expenses	124,535	151,001
Deposit held for sale of asset	-	100,000
Settlements payable, current portion	-	136,333
Capital leases, current portion	71,963	16,888
Factor liability on transferred accounts receivable	1,810,270	-
Notes payable, current portion	800,052	250,764
Loans payable, current portion	-	325,000
Medicare payable, current portion	1,002,922	1,820,026
Finance obligation on sale-leaseback of real property, current portion	17,642	15,516
Patient deposits	1,434	-
Shareholder loan payable	13,000	63,000
Escrow	305,105	-
Warrant liability	2,861,994	-
Embedded conversion option liability	5,270,919	-
Liabilities of discontinued operations	-	117,039
Total Current Liabilities	19,980,516	9,596,766

Long Term Liabilities
Security deposits	41,328	-
Settlements payable, net of current portion	-	155,556
Capital leases	75,044	80,898
Notes payable, net of current portion	64,110	86,063
Medicare payable, net of current portion	1,798,326	1,347,847
Finance obligation on sale-leaseback of real property, net of current portion	1,771,377	1,780,764
Convertible debentures, net of debt discount of $5,643,540	3,542,477	2,113,131
Total Long Term Liabilities	7,292,662	5,564,259

Total Liabilities	27,273,178	15,161,025

Minority Interest in Consolidated Subsidiary Company	8,612,814	8,612,814

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 930,000,000 shares authorized
588,199,337 and 585,799,337 issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	58,820	58,580
Common stock issuable (30,000,000 shares)	3,000	3,000
Additional paid in capital	5,616,544	6,589,325

Accumulated deficit	(22,813,009)	(16,474,898)
Total Stockholders' Equity (Deficiency)	(17,134,645)	(9,823,993)

Total Liabilities and Stockholders' Equity (Deficiency)	$18,751,347	$13,949,846

See accompanying notes to unaudited consolidated financial statements.

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Patient services revenues, net	$7,993,466	$7,047,691	$15,694,977	$15,123,157
Transportation services
revenue	2,142,545	-	2,142,545	-
Management services fees	-	75,000	50,000	150,000
Total Revenues	10,136,011	7,122,691	17,887,522	15,273,157

Operating Expenses
Advertising	8,995	14,606	19,090	21,829
Amortization of Debt Costs	-	1,171	-	4,682
Bad debt expense	2,166,359	1,483,608	3,912,811	2,893,340
Contract labor	808,622	645,354	1,682,593	1,061,762
Depreciation	72,796	56,878	137,488	122,627
Direct transportation expenses	1,611,746	-	1,611,746	-
Insurance	389,702	197,193	691,251	339,436
Liquidated Damages	-	100,000	-	205,000
Loan fee	49,998	(63,034)	49,998	71,830
Medical Supplies	782,690	1,039,206	1,405,516	1,645,481
Patient Expenses	129,728	111,087	256,212	202,521
Professional fees	233,460	268,859	422,067	440,858
Rent	719,844	371,946	1,134,350	882,171
Repairs and Maintenance	176,581	111,363	359,944	226,965
Salaries and wages	3,919,788	3,001,629	7,372,218	5,859,632
Travel	99,765	114,332	180,000	149,068
Utilities	151,350	110,067	336,134	168,662
General and administrative	472,212	377,864	673,117	593,878
Total Operating Expenses	11,793,636	7,942,129	20,244,535	14,889,742

Net Income/(Loss) from Operations	(1,657,625)	(819,438)	(2,357,013)	383,415

Other Income (Expense)
Other Income / (Expense)	(15,193)	31,510	26,945	32,079
Writeoff of preacquisition
liabilities	-	-	-	99,583
Gain on settlement payable	-	-	90,000	-
Gain on Sale of Minority
Interest	500,000	980,458	500,000	980,458
Redemption fee	-	-	(44,449)	-
Gain on purchase of notes	-	-	-	-
receivable	659,822	-	659,822	-
Change in fair market value of
Derivatives	(2,942,084)	(285,635)	(2,942,084)	(29,451)
Loss on foreclosure	(3,807,537)	-	(3,807,537)	-

Interest expense	(814,142)	(418,178)	(1,475,003)	(719,611)
Total Other Income /
(Expense), net	(6,419,134)	308,155	(6,992,306)	363,058

Minority Interest in Net
Income of Consolidated
Subsidiary Company	-	198,542	-	198,542

Net Income/(Loss) from
Continuing Operations	$(8,076,759)	$(312,741)	$(9,349,319)	$945,015

Discontinued Operations
Gain/(loss) from operations of
Discontinued component
(including gain on disposal
of $4,433,895)	1,502,969	210,283	3,011,208	(1,207,905)
	1,502,969	210,283	3,011,208	(1,207,905)

Net Income/(Loss)	$(6,573,790)	$(102,458)	$(6,338,111)	$(262,890)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/(Loss) from continuing
operations	$(0.01)	$(0.00)	$(0.02)	$0.00

Income/(Loss) from discontinued
operations	$0.00	$0.00	$0.01	$(0.00)

Net Income/(Loss) Per Share -
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	587,969,503	580,696,774	587,957,579	581,107,824

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income/(Loss)	$(6,338,112)	$(262,890)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	787,534	432,661
Amortization of debt issue costs	6,612	7,061
Bad debt expense	4,449,663	5,102,965
Gain on writeoff of pre-recapitalization liabilities	-	(99,583)
Gain on sale of subsidiary	(2,352,917)	(980,458)
Gain on purchase of note receivable	(659,822)	-
Loss on settlement of debt	3,807,537	-
Depreciation	164,295	187,112
Minority interest	-	(198,542)
Amortization of unvested stock expenses	45,000	72,500
Stock issued for services	4,000	4,000
Change in fair market value of derivatives	2,942,084	29,451

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivables	(4,839,009)	(6,114,941)
Transportation trade receivables	15,741	-
Medicare receivable	(937,507)	(361,906)
Other receivables	(738,963)	(128,322)
Supplies	(19,557)	206,811
Prepaids and other current assets	(148,931)	263,548
Increase (decrease) in:
Accounts payable	54,697	1,574,389
Settlements payable	(291,889)	103,056
Accrued interest payable	160,591	39,692
Accrued wages payable	455,184	392,319
Accrued expenses	(26,466)	13,404
Accrued rent	9,091	45,409
Accrued preacquisition expenses	(750,000)	-
Accrued penalties and liquidated damages	-	205,000
Medicare payable	(366,626)	(821,162)
Escrow	305,105	-
Other current liabilities	12,434	(11,736)
Net Cash Used in Operating Activities	(4,250,231)	(300,162)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(343,697)	(224,633)
Purchase of notes receivable	(3,011,017)	-
Proceeds from sale of assets	3,198,903	-
Receipt of refund of deposit	-	75,000
Cash acquired in purchase	141,580	-
Purchase of staffing subsidiary	(61,700)	-
Net Cash Used in in Investing Activities	(75,931)	(149,633)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	75,000	-
Repayments of loan payable - related party	(125,000)	-
Cash overdraft	334,078	1,995
Minority interest capital contribution	-	1,200,000
Factored borrowing	491,293	-
Repayments on factored borrowings	(140,301)	-
Debt issuer costs	(12,385)	-
Debt lender fees	(325,000)
Proceeds from issuance of convertible debenture	5,786,017	-
Repayments of convertible debenture	(592,067)	(250,000)
Repayments of loans payable	(325,000)	-
Repayments of capitalized lease obligations	(14,039)	-
Repayments of note payable	(266,261)	(210,944)
Distribution to minority interest	(62,500)	(21,000)
Net Cash Provided by Financing Activities	4,823,835	720,051

Net Increase in Cash	497,673	270,256

Cash, Beginning of Period	$46,384	$78,375

Cash, End of Period	$544,057	$348,631

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$327,405	$434,547
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Net Liabilities Assumed in Foreclosure	$136,698	$-
Issuance of Note Payable for Insurance Policies	$816,017	$313,393
Issuance of Note Payable for Equipment	$-	$12,947

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

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

At June 30, 2008, the Company had a working capital deficit of $8,360,639, which resulted primarily from a warrant liability of $2,861,994 and an embedded conversion option liability of $5,270,919. Additionally, for the six months ended June 30, 2008, the Company had a net loss of $6,388,112 and a negative cash flow from operations of $4,250,231.  The net loss was primarily the result of the loss on foreclosure of $3,807,537 and a change in fair market value of derivatives of $2,942,084.  Management anticipates the turnaround of the non-medical services division to contribute to an increase in net income and positive cash flows for the remainder of 2008.  Management also anticipates positive cash flows from the additional grants of $600,000 from the revised lease agreement with the Lower Cameron Hospital Service District.  (See Note 2) Accordingly, management anticipates positive income and cash flows in 2008 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

Pacer along with its subsidiaries (collectively, the “Company”) began its activities in May 2003. The Company acquires financially distressed businesses in the healthcare industry and the transportation and logistics industry.  The Company’s medical division provides healthcare services in non-urban areas through its hospital, psychiatric centers, and clinics.  The Company’s non-medical division is a third party logistics provider that provides transportation, warehousing and logistics solutions.

In the healthcare industry, the Company currently owns and operates:

•

a non-urban hospital in Cameron, Louisiana;

•

a non-urban health clinic in Grand Lakes, Louisiana;

•

a geriatric psychiatric center in Lake Charles, Louisiana; and

•

operates a non-urban hospital in Barbourville, Kentucky.

In the transportation and logistics industry, the Company owns warehouse terminals in:

•

Inwood, New York;

•

Atlanta, Georgia;

•

Miami, Florida;

•

Columbus, Ohio;

•

Pittsburgh, Pennsylvania; and

•

Charlotte, North Carolina

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

•

Pacer Management of Kentucky, LLC (a Kentucky limited liability company formed on April 18, 2007),

•

Pacer Psychiatry of Calcasieu, Inc. (a Louisiana Corporation formed on May 7, 2007),

•

Brick Mountain Logistics LLC d/b/a Cargo Connections Logistics (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. (a Florida corporation formed May 9, 2008).

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global Investments, L.P. (“YA Global”) whereby YA Global sold to the Company certain secured convertible debentures issued by Cargo Connections Logistics Holding, Inc. (“Cargo”)  The Company paid to YA Global $3,011,017 for the assignment.  The face value of the debentures was $2,396,500 and related accrued interest, redemption premium and liquidated damages totaled $1,274,399 for a total receivable purchased on $3,670,839.  The Company recorded a gain on this purchase of $659,822.  On May 13, 2008, the Company initiated foreclosure action upon default of the note payable by Cargo.  In satisfaction of the full face value of the note payable and related accruals receivable, the Company assumed certain assets and liabilities related to the operation of Cargo of which there was no fair value value.  Accordingly, the Company recognized a loss on the foreclosure of $3,807,537, which includes funds advanced prior to foreclosure, in accordance with FASB Statement 15.  (See Note 3)

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On March 7, 2008, the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.  (See Note 3)   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000 or a maximum of $750,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of June 30, 2008, the Company has received $600,000 of such grants for the year ended December 31, 2008.

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

Transportation Service Revenue Recognition

The Company recognizes revenues when the services are completed. This generally occurs when the shipment is delivered to its final destination by the Company or when warehouse services are completed.  Costs related to such revenue are included in operating expenses.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. Management is evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

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

The sale-leaseback of the real property has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The deferred gain of $1,534,524 and future gain of $275,475, totaling the $1,810,000 on this transaction are recorded as liabilities on the books and interest expense and a reduction in principal are recognized for each lease payment made. The balance was $1,789,019 at June 30, 2008.  The Company had the option to renew the lease at the end of the lease term subject to certain conditions.  The lease may be renewed for two (2) separate five-year terms with a written notice not earlier than nine (9) months and not later than ninety days prior to the expiration of the original lease term.  The rent for the renewal periods will be reset in accordance to a rental amount formula based upon the fair market value as of the date of the renewal.  (See below regarding sublease.)

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

On April 1, 2007, the Company entered into an agreement to sell, in substance, a minority interest of forty percent (40%) of its wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, to an unrelated third party.  Pacer Health Management Corporation of Kentucky leased certain assets from the County of Knox, Kentucky.  The sales price was $1.2 million, which consisted solely of cash, of which $500,000 was received on March 30, 2007 and $700,000 was received on April 20, 2007.  A gain of $980,458 was included in Other Income for the year ended December 31, 2007 and an initial minority interest of $219,542 was recorded based on forty percent (40%) of the net equity of the subsidiary on the sale date.

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global whereby YA Global sold to the Company certain secured convertible debentures issued by Cargo.  The Company paid to YA Global $3,011,017 for the assignment.  The face value of the debentures was $2,396,500 and related accrued interest, redemption premium and liquidated damages totaled $1,274,399 for a total receivable purchased on $3,670,839.  The Company recorded a gain on this purchase of $659,822.  On May 13, 2008, the Company executed foreclosure action upon default of the note payable by Cargo.  In satisfaction of the full face value of the note payable and related accruals receivable, the Company assumed certain assets and liabilities related to the operation of Cargo of which there was no fair value value.  Accordingly, the Company recognized a loss on the foreclosure of $3,807,537, which includes funds advanced prior to foreclosure, in accordance with FASB Statement 15.

The fair value assets acquired and liabilities assumed at May 12, 2008 upon foreclosure were as follows:

Cash	$141,580
Accounts receivable, net	1,055,944
Other receivables	360,125
Other current assets	15,736
Fixed assets	258,023
Other non-current assets	81,363
Amounts due to factor	(1,069,848)
Loans payable	(73,588)
Payroll liabilities	(49,946)
Capital lease liabilities	(63,259)
Security deposits liabilities	(42,828)
Bank overdraft liability	(550,000)
Other liabilities	(200,000)
Net liabilities assumed	(136,698)

Debentures and related accruals receivable	$3,670,839
Loss on foreclosure	(3,807,537)

On May 13, 2008, the Company sold a minority interest of forty percent (40%) of its wholly-owned subsidiary, Brick Mountain Logistics, to an unrelated third party.  The sales price was $500,000, which consisted of cash of $100,000, which was received on February 14, 2008, and a note receivable of $400,000 which is payable by the issuer in eight (8) quarterly payments of $50,000.  A gain of $500,000 was included in Other Income for the three and six months ended June 30, 2008 and no minority interest was recorded based on the net equity of the subsidiary on the sale date.

On April 1, 2008, the Company purchased a physician and nurse staffing agency for $61,700.  The agency was previously owned by the Chief Executive Officer, the Chief Operating Officer, and an employed physician of the Company.  The Company allocated the entire purchase price to goodwill.

Note 4 Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient accounts Receivable at June 30, 2008 is as follows:

Patient accounts receivable	$31,264,907
Less: Allowance for doubtful accounts	(17,920,688)
Less: Allowance for contractual discounts	(8,319,191)
Patient accounts Receivable, net	$5,025,028

The Company derives a significant portion of its patient services revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred.

During the three months ended June 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,166,359 and $1,483,608, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $3,875,440 and $2,893,340, respectively.  In addition, the Company included in discontinued operations bad debt expense of $536,833 and $1,221,682 for the six months ended June 30, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Transportation accounts receivables at June 30, 2008 is as follows:

Transportation Trade Receivables
Accounts receivable	$1,989,700
Less: Allowance for doubtful accounts	(475,000)
Accounts Receivable, net	$1,514,700

During the three and six months ended June 30, 2008 and 2007, the Company recorded bad debt expense from transportation trade receivables of $37,371 and $0, respectively.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2008 is as follows:

Land	$127,699
Building and improvements	4,164,840
Equipment	1,816,652
Furniture & Fixtures	17,913
Less: accumulated depreciation	(590,786)
Property and Equipment, net	$5,536,318

Depreciation expense for the three months ended June 30, 2008 and 2007 was $72,796 and $56,878.   Depreciation expense for the six months ended June 30, 2008 and 2007 was $137,488 and $122,627, respectively.  In addition, the Company recorded, for the six months ended June 30, 2008, depreciation expense of $26,806 and $64,486, respectively, which was included in discontinued operations.

Note 6 Loan Payable-Related Party

During the six months ended June 30, 2008 and 2007, the Company received funds of $75,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the six months ended June 30, 2008 and 2007, the Company repaid $125,000 and $0 of the outstanding amount.  At June 30, 2008, the Company had outstanding loans payable of $13,000 to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On June 30, 2008, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated June 2008, annual interest rate of 5.25%, maturity date June 2009.	$632,299
Capital lease (truck trailers) – maturity date February 2009.	46,800
Capital lease (handling equipment) – annual interest rate of 9.90%, maturity date August 2009.	10,695
Note Payable dated March 2004, annual interest rate of prime rate plus 2.50%, maturity date December 2010.	62,543
Note Payable dated May 2003, annual interest rate 4.07%	11,045
Insurance Note Payable dated December 2007, original principal of $90,545, annual interest rate of 6.600%, maturity date October 2008.	34,728
Insurance Note Payable dated January 2008, original principal of $26,145, maturity date May 2008.	13,072
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	89,901
Capital lease (medical equipment) – original principal of $99,799, original term 60 months, annual interest rate 8.0609%.	89,512
Insurance Note Payable dated December 2007, original principal of $46,317, maturity date August 2008.	20,577

Total	$1,011,169
Current Portion	$872,015
Long Term Portion	$139,154

At June 30, 2008, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,789,019

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

Maturities of the Company’s debt at June 30, 2008 were as follows:

2008	$872,015
2009	55,675
2010	46,199
2011	27,415
2012	9,865
Thereafter	--

$1,011,169

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 is payable over thirty-six (36) months and accrued as settlement payable.  A payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of June 30, 2008.  In accordance with the settlement agreement, the Company paid this amount in full in March 2008 as a result of the sale of MGBMH to St. Joseph’s Healthcare System, Inc.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company was written off these accounts payable and recognized a gain of $99,583 in the six months ended June 30, 2007.

Note 9 Medicare and Medicaid Payable and Medicare Receivable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837) and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of June 30, 2008, the Company had a Medicare receivable of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006.  The receivable is currently used to offset the current Medicare liability and is therefore netted against the Medicare liability in the accompanying consolidated financial statements.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The

Company has current Medicare liabilities of $1,002,922 and long term Medicare liabilities of $1,798,326.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility and Barbourville, Kentucky facility.

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

Our Lake Charles, Louisiana facility has negotiated four (4) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2001, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2001	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at June 30, 2008	$448,661	$429,529	$536,319	$959,693	$155,230
Long Term Principal	$365,651	$306,908	$361,555	$627,633	$113,489
Monthly Payment Amount	$11,247	$14,519	$20,412.15	$29,582	$4,075
Maturity Date	October 2012	June 2011	June 2011	June 2011	March 2012

We continue to pay the Medicaid liability of our former Greensboro, Georgia facility which has attempted to negotiate a payment plan with respect to its Medicaid payable for various periods.  A summary of the significant terms of the plan is as follows:

Medicaid Payable
Principal Outstanding at June 30, 2008	$117,457
Long Term Principal	--
Monthly Payment Amount	$4,152
Maturity Date	Various

For the cost report period beginning January 1, 2007 through December 31, 2007, our Georgia facility, which is reimbursed on a cost reimbursement method, was due from the Medicare program $937,507 as a result of the cost report filed for that period.  As of June 30, 2008, this amount has not been received.  This amount was recorded as a Medicare receivable in current assets.

Our Barbourville, Kentucky facility has negotiated four (4) payment plans with respect to its Medicare and Medicaid payable for the cost report periods ended December 31, 2005 and for its Medicaid payable for various periods.  A summary of the significant terms of the plans are as follows:

	For the Period Ended June 30, 2006	For the Period Ended June 30, 2007 (Medicaid)	For the Period Ended June 30, 2005	For the Period Ended November 30, 2005
Principal Outstanding at June 30, 2008	$111,802	$172,737	$44,051	$53,614
Long Term Principal	$23,787	--	--	$10,723
Monthly Payment Amount	$8,096	$7,588	$22,025	$3,574
Maturity Date	September 2009	--	August 2008	September 2009

Note 10 Factor Liability on Transferred Accounts Receivable

Factor Liability Assumed in Foreclosure of Notes Receivable

In conjunction with the foreclosure of the notes receivables from Cargo Connection, the Company assumed the liability entered into by Cargo Connection with Wells Fargo Bank, National Association ("WFBA").  The liability provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000.

The agreement provides that WFBA purchase certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000.  The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation.  The facility provides for the purchase of up to 95% of eligible accounts receivable of Cargo Connection less a fixed discount of .35%, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections.  If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from the factor.  At June 30, 2008, the net amount due to WFBA was $460,879.

2008 Factor Agreement

On June 19, 2008, the Company entered into a new factoring agreement with WFBA.  The liability provides that WFBA shall serve as a factor to the Company by purchasing certain accounts receivable of the Company, and provide a maximum factoring capacity of $3,000,000.

The agreement provides that WFBA purchase certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000.  The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation.  The facility provides for the purchase of up to 95% of eligible accounts receivable of the Company minus a fixed discount of approximately .35%, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections. If a receivable is outstanding over 90 days, under recourse provisions, the Company is required to buy back the receivable from the factor. The Company must also submit a minimum of $1,000,000 of eligible invoices in each calendar month. At June 30, 2008, the net amount due to WFBA was $1,349,391.  For the three and six months ended June 30, 2008, the finance charges expense were $5,549.

At June 30, 2008, reserve amounts held back by the factor totaled $389,534 and are reflected as Due from Factor, a current asset.

Note 11 Escrow

On March 7, 2008 the Company sold to St. Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital and assumed certain liabilities with respect to the operation.  As a result of a failure to timely notify Medicare of the acquisition, the Company received certain funds for payment of patient services from Medicare that were attributable to services provided by St. Joseph’s Healthcare System, Inc.  The Company is currently in the process of remitting the funds to St. Joseph’s Healthcare System, Inc.  The amount due to St. Joseph’s Healthcare System, Inc. as of June 30, 2008 is $305,105.

Note 12 Commitments and Contingencies

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

Expenses under real property leases were $518,397 and $268,038 for the three months ended June 30, 2008 and 2007, respectively.  Expenses under real property leases were $917,340 and $657,674 for the six months ended June 30, 2008 and 2007, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one (1) year at June 30, 2008 are as follows:

Period Ending June 30:
2007	$3,338,118
2008	3,185,485
2009	3,048,706
2010	3,080,028
2011	3,112,269
Thereafter	--

$15,764,606

Note 13 Stockholders’ Deficiency

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

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  These shares were granted in 2007.  As of June 30, 2008, these shares have not been issued and are recorded as common stock issuable.

On January 1, 2008, 2,000,000 shares of common stock previously granted and issued became vested.

On April 14, 2008, the Company issued to its four (4) independent Directors 100,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

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

On April 1, 2006 the Company issued 35,000,000 warrants in connection with the issuance of convertible debentures. The warrants have an exercise price of $0.02 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  In July 2007, the warrant’s fair value of $121,757 was reclassified from a warrant liability to additional paid in capital as a result of the debt extinguishment (See Note 15).  In connection with the financing on April 1, 2008, the warrants were revalued at $138,512 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 146% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 2.65%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

On July 6, 2007, the Company issued 220,000,000 warrants in connection with convertible debentures. The warrants have various exercise prices of $0.02 to $0.03 and expire in three (3) to five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  In connection with the financing on April 1, 2008, the warrants were revalued at $833,111 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 146% (based on historical volatility); expected term of three (3) or five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 1.94% (3 year term) or 2.65% (5 year term).  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

On April 1, 2008 the Company issued 5,500,000 warrants in connection with the issuance of convertible debentures. The warrants have an exercise price of $0.0001 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants were valued at $32,767 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 146% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 2.65%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.

Note 14 Related Party Transactions

During the three months ended June 30, 2008 and 2007, the Company received funds of $0 and $0 from its Chairman of the Board and Chief Executive Officer.  During the six months ended June 30, 2008 and 2007, the Company received funds of $75,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months ended June 30, 2008 and 2007, the Company repaid $0 and $0 of the outstanding amount.  During the six months ended June 30, 2008 and 2007, the Company repaid $125,000 and $0 of the outstanding amount.  At June 30, 2008, the Company had outstanding loans payable of $13,000 to this individual.

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

On April 14, 2008, the Company issued to its four (4) independent Directors 100,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $4,000 which was expensed.

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  As of June 30, 2008, these shares have not been issued and are recorded as common stock issuable.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the three and six months ended June 30, 2008, the Company has been billed $190,367 and $515,815, respectively, by the billing company.

Note 15 Convertible Debentures

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which was capitalized and will be amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   Debt discount is directly offset against the gross convertible debentures balance outstanding.    On May 15, 2007, the Company repaid an additional $250,000 of this debenture.

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

In July 2007, pursuant to the 2006 Securities Purchase Agreement, the Company issued 5,769,231 shares to YA Global upon conversion of $30,000 of principal of a convertible debenture issued on April 1, 2006.  (See Note 13)

In July 2007, the 2006 convertible debentures totaling $1,470,000 (excluding related debt discount of $893,333) and related liabilities were extinguished and new convertible debentures were issued (see below).

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of June 30, 2008, the Company has amortized $173,186 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of June 30, 2008, the Company has amortized $6,927 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of June 30, 2008, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of June 30, 2008 was $1,278,831.

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

2008 Securities Purchase Agreement

On April 1, 2008 the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The debentures are secured by substantially all of the assets of the Company and its subsidiaries.  The Debenture shall accrue interest at 13% per annum and shall mature on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  Upon conversion, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.  The warrants are exercisable immediately for the cash exercise price or may be cashless exercised if at the time of exercise the warrants are not subject to an effective registration statement or an event of default has occurred.

In connection with the April 1, 2008 issuance of the $5,786,017 convertible debenture, the Company recorded a contra liability of $325,000 by debiting debt discount.  These $325,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,385 related to attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of June 30, 2008, the Company has amortized $20,020 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of June 30, 2008, the Company has amortized $763 of debt issue costs.

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

The following table summarizes the assets and liabilities recorded in conjunction with the issuance of the convertible debentures at the respective issuance dates:

Convertible Debenture Issued April 1, 2008
Principal liability	5,786,017
Debt issue costs	12,385
Debt discount from lender fees	325,000
Debt discount from embedded conversion option	4,186,438
Debt discount from warrants issued with convertible debenture	32,767
Initial embedded convertible option liability	4,186,438
Initial warrant liability	32,767
Warrant liability reclassed from equity	971,623

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities (including warrants issued in previous financing arrangements) for three and six months ended June 30, 2008 was $2,942,084.

Note 16 Segments

For the six months ended June 30, 2008, the Company operates in two reportable business segments - (1) healthcare operations and (2) transportation and logistics services. The healthcare operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The transportation and logistics services operates warehouses and trucks that provide transportation, warehousing and third party logistics services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the six months ended June 30, 2008 is as follows.

For the Six Months Ended June 30, 2008

Net Revenues:
Hospital Operations	$15,694,977
Corporate Level	50,000
Transportation and Logistics Services	2,142,545

Consolidated Net Revenue	$17,887,522

Operating Expenses:

Hospital Operations	$16,401,600
Corporate Level	1,173,254

Transportation and Logistics Services	2,532,193

Consolidated Operating Expenses	$20,107,047

Depreciation:
Hospital Operations	$132,534
Corporate Level	1,070
Transportation and Logistics Services	3,885

Consolidated Depreciation	$137,488

Other Income:
Hospital Operations	$7,901
Corporate Level	(5,489,198)
Transportation and Logistics Services	8,442

Consolidated Other Income	$(5,472,855)

Interest Expense:

Hospital Operations	$239,418
Corporate Level	1,235,472
Transportation and Logistics Services	113

Consolidated Interest Expense	$1,475,003

Net Loss:

Hospital Operations (includes discontinued operations)	$1,946,087
Corporate Level	(7,898,995)
Transportation and Logistics Services	(385,204)

Net Loss	$(6,338,112)

Total Assets at June 30, 2008:

Hospital Operations	$13,486,119
Corporate Level	1,389,004
Transportation and Logistics Services	3,876,224

Consolidated Asset Total	$18,751,347

Note 17 Income Taxes

There was no income tax expense for the three and six months ended June 30, 2008, due to the Company’s utilization of net operating loss carryforwards.

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

•

Our ability to develop and maintain business relationships with employees and vendors.

General

We are a diversified holding company with subsidiaries operating in the healthcare services and transportation/logistics services.  The Company is aggressively building its existing lines of business through internal growth and acquisitions.  During 2008, the Company expanded its operations into the transportation/logistics services through the acquisition of Cargo Connections Logistics.  The Company is actively seeking to acquire additional companies in its existing and complementary lines of business.

The Company’s healthcare services business provides healthcare services with a primary focus on acquiring and restructuring hospitals.  At June 30, 2008, we operated two (2) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across two (2) states: Kentucky and Louisiana.

The Company’s transportation/logistics services business provides logistics solutions for customers including transportation, warehousing and freight brokerage services.  The Company currently has operations in the following cities:

•

Inwood, New York,

•

Atlanta, Georgia,

•

Columbus, Ohio,

•

Miami, Florida,

•

Pittsburgh, Pennsylvania, and

•

Charlotte, North Carolina.

Our principal offices are located at 15050 NW 79th Court, Miami Lakes, Florida 33016, and our telephone number is (305) 826-7660.  Our website is www.pacerhealth.com.

No material part of our revenues were derived outside of the United States in the six (6) months ended June 30, 2008, and during that period, we had no material assets outside the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with along with the accompanying Unaudited Consolidated Financial Statements.

Acquisitions, Sale-Leaseback, Operating Lease and Divestiture

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global Investments, L.P. whereby YA Global sold to the Company certain secured convertible debentures issued by Cargo Connections Logistics Holding, Inc. (“Cargo”) The Company paid to YA Global $3,011,017 for the assignment.  The face value of the debentures was $2,396,500 and related accrued interest, redemption premium and liquidated damages totaled $1,274,399 for a total receivable purchased on $3,670,839.  The Company recorded a gain on this purchase of $659,822.  On May 13, 2008, the Company initiated foreclosure action upon default of the note payable by Cargo.  In satisfaction of the full face value of the note payable and related accruals receivable, the Company assumed certain assets and liabilities related to the operation of Cargo of which there was no fair value value.  Accordingly, the Company recognized a loss on the foreclosure of $3,807,537, which includes funds advanced prior to foreclosure, in accordance with FASB Statement 15.

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (“the Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006, after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On March 7, 2008, the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.    Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  Within 10 calendar days following the date that the Annual Subsidy Amount has been determined in accordance with the Agreement, St. Joseph’s Healthcare System, Inc. shall pay to the Company an amount equal to 50% of the Annual Subsidy Amount up to $1,500,000 or a maximum of $750,000.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of June 30, 2008, the Company has received $600,000 of such grants for the year ended December 31, 2008.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of our unaudited interim consolidated financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited interim consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates, including but not limited to, those related to contractual allowances on revenues and related patients receivable, bad debt allowance on patients and accounts receivable, bad debt allowance on other receivables, valuation of assets acquired and liabilities assumed in acquisitions, valuation of derivatives, valuation and related impairments of goodwill, and other long-lived assets and an estimate of the deferred tax asset valuation allowance.  The Company also reviews its goodwill for possible impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimates are also based on historical experience within our business and the healthcare industry as a whole.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for healthcare operations.

Intangible Assets

Intangible assets at June 30, 2008 consisted of goodwill of $1,278,018 which is the result of the acquisition of SCMH and Pacer Staffing. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the six months ended June 30, 2008, the Company issued 3,000,000 unvested shares which vest in one year and 2,000,000 vested shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and other contract agreements.

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

Transportation Service Revenue Recognition

The Company recognizes revenues when the services are completed. This generally occurs when the shipment is delivered to its final destination by the Company or when warehouse services are completed.  Costs related to such revenue are included in operating expenses.

Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient accounts Receivable at June 30, 2008 is as follows:

Patient accounts receivable	$31,264,907
Less: Allowance for doubtful accounts	(17,920,688)
Less: Allowance for contractual discounts	(8,319,191)
Patient accounts Receivable, net	$5,025,028

The Company derives a significant portion of its patient services revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the period in which the change in estimate occurred.

During the three months ended June 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $2,128,988 and $1,483,608, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $3,875,440 and $2,893,340, respectively.  In addition, the Company included in discontinued operations bad debt expense of $536,833 and $1,221,682 for the six months ended June 30, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Transportation accounts receivables at June 30, 2008 is as follows:

Transportation Trade Receivables
Accounts receivable	$1,989,700
Less: Allowance for doubtful accounts	(475,000)
Accounts Receivable, net	$1,514,700

During the three months ended June 30, 2008 and 2007, the Company recorded bad debt expense from transportation trade receivables of $37,371 and $0, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded bad debt expense from trade receivables of $37,371 and $0, respectively.

Results Of Operations For The Three (3) Months Ended June 30, 2008 and June 30, 2007.

Net Revenue

Net revenues for continuing operations for the three (3) months ended June 30, 2008 and 2007, were $10,136,011 and $7,122,691, comprised of patient service revenues of $7,993,466 and $7,047,691; transportation services revenues of $2,142,545 and $0; and management services fees $0 and $75,000, respectively.  Patient service revenue of $1,489,764 (primarily consisting of cost report  adjustments and disproportionate share income) and $3,603,688 for MGBMH was included in discontinued operations for the three (3) months ended June 30, 2008 and 2007, respectively.  The increase in patient revenue was primarily due to the reopening of our acute care facility in our Cameron, Louisiana and an increase in patient volume in our geriatric psychiatric facility in Lake Charles, Louisiana. Total revenue also increased due to the acquisition of Cargo Connections Logistics.  We anticipate revenues to grow in the fiscal year ending December 31, 2008, primarily as a result from adding additional revenue streams from new services and acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three (3) months ended June 30, 2008 and 2007 were $11,793,636 and $7,942,129, respectively.  Operating expenses of $9,214 and $3,353,834 for MGBMH was included in discontinued operations for the three (3) months ended June 30, 2008 and 2007, respectively.  Operating expenses increased primarily due to the reopening of our acute care facility in Cameron, Louisiana and our acquisition of Cargo Connections Logistics.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three (3) months ended June 30, 2008, operating expenses consisted principally of $3,919,788 in salaries, wages and benefits, $2,166,359 in bad debt expenses, $1,611,746 of direct transportation expenses, $808,622 in contract labor, $72,796 in depreciation, $389,702 in insurance expenses, $782,690 in medical supplies, $233,460 of professional fees, $719,844 in rent expenses and $1,088,629 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2008 primarily as result of adding new lines of service in our existing facilities and the acquisition of new businesses.

Other Income/(Expense)

Other income/(expense) for the three (3) months ended June 30, 2008 and 2008 was $(6,419,135) and $308,154, respectively, which included a loss on the change in the fair market value of derivatives of $2,942,084; a loss on foreclosure of $3,807,537; a gain on the sale of minority interest of $500,000; and a gain on the purchase of notes receivable of $659,822.  Interest expense for the three (3) months ended June 30, 2008 and 2007 was $814,142 and $418,178, respectively.  Interest expense of $116,320 and $56,060 for MGBMH was included in discontinued operations for the three (3) months ended June 30, 2008 and 2007, respectively.

Net Loss

Our net loss for the three (3) months ended June 30, 2008 and 2007 was $6,573,791 and $102,458.  The increase in net loss is primarily the result of our acquisition of Cargo Connections Logistics, which generated a loss on foreclosure of $3,807,537 as well as the change in fair market value of derivatives, which generated a loss of $2,942,084.  During the three (3) months ended June 30, 2008, our discontinued operations had a net income of $1,502,969, which was included in discontinued operations.

Results Of Operations For The Six (6) Months Ended June 30, 2008 and June 30, 2007.

Net Revenue

Net revenues for continuing operations for the six (6) months ended June 30, 2008 and 2007, were $17,887,552 and $15,273,157, comprised of patient service revenues of $15,694,977 and $15,123,157; transportation services revenues of $2,142,545 and $0; and management services fees $50,000 and $150,000, respectively.  Patient service revenue of $2,743,205 and $6,587,912 for MGBMH was included in discontinued operations for the six (6) months ended June 30, 2008 and 2007, respectively.  The increase in patient revenue was primarily due to the reopening of our acute care facility in our Cameron, Louisiana and an increase in patient volume in our geriatric psychiatric facility in Lake Charles, Louisiana. Total revenue also increased due to the acquisition through foreclosure of Cargo Connections Logistics.  We anticipate revenues to grow in the fiscal year ending December 31, 2008, primarily as a result from adding additional revenue streams from new services and acquisitions.

Operating Expenses

Operating expenses for continuing operations for the six (6) months ended June 30, 2008 and 2007 were $20,244,535 and $14,889,742, respectively.  Operating expenses of $1,951,588 and $7,311,052 for MGBMH was included in discontinued operations for the six (6) months ended June 30, 2008 and 2007, respectively.  Operating expenses increased primarily due to the reopening of our acute care facility in Cameron, Louisiana and our acquisition of Cargo Connections Logistics.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the six (6) months ended June 30, 2008, operating expenses consisted principally of $7,372,218 in salaries, wages and benefits, $3,912,811 in bad debt expenses, $1,682,593 in contract labor, $1,611,746 in direct transportation expense, $137,488 in depreciation, $691,251 in insurance expenses, $1,405,516 in medical supplies, $422,067 of professional fees, $1,134,350 in rent expenses and $1,874,495 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the

fiscal year ending December 31, 2008 primarily as result of adding new lines of service in our existing facilities and the acquisition of new businesses.

Other Income/(Expense)

Other income/(expense) for the six (6) months ended June 30, 2008 and 2008 was $(6,992,307) and $363,057, respectively, which included a loss on the change in the fair market value of derivatives of $2,942,084; a loss on foreclosure of $3,807,537; a gain on the sale of minority interest of $500,000; a gain on the purchase of notes receivable of $659,822; a gain on settlements payable of $90,000; and a redemption fee of $44,449.  Interest expense for the six (6) months ended June 30, 2008 and 2007 was $1,475,003 and $719,611, respectively.  Interest expense of $272,414 and $101,254 for MGBMH was included in discontinued operations for the six (6) months ended June 30, 2008 and 2007, respectively.

Net Loss

Our net loss for the six (6) months ended June 30, 2008 and 2007 was $6,338,112 and $262,890.  The increase in net loss is primarily the result of our acquisition of Cargo Connections Logistics, which generated a loss on foreclosure of $3,807,537 as well as the change in fair market value of derivatives, which generated a loss of $2,942,084.  During the six (6) months ended June 30, 2008, our discontinued operations had a net income of $3,011,208, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $544,057 at June 30, 2008.  Net Cash used in operating activities during the six month period ended June 30, 2008 was $4,250,231, compared to $300,162 for the same period a year earlier.  During the three months ended June 30, 2008, the net cash used was mainly the result of an increase in accounts receivable of $4,823,268, increase in Medicare receivables of $937,507, decrease in settlements payable of $291,889, decrease in Medicare payable of $366,626 offset primarily by a increase in accrued wages of $384,547, increase in escrow of $305,105, change in fair market value of derivatives of $2,942,084, amortization of debt discount of $787,534, loss on foreclosure of $3,807,537, gain on purchase of note receivable of $659,822, gain on sale of subsidiary of $2,352,917 and bad debt expense and depreciation expense of $4,449,663 and $164,295, respectively.

Net Cash used in investing activities was $75,931 for the six months ended June 30, 2008, compared to $149,633 for the same period in 2007.  Net cash used in investing activities during the six months ended June 30, 2008 was attributable to the purchase of equipment in the amount of $343,697, purchase of notes receivable of $3,011,017, proceeds from the sale of assets of MGBMH of $3,198,903 and purchase of our staffing subsidiary of $61,700.

Net Cash provided by financing activities was $4,823,835 for the six months ended June 30, 2008, compared to cash provided of $720,051 in the same period for 2007.  Net cash provided in financing activities during the six months ended June 30, 2008 consisted of proceeds from convertible debentures of $5,786,017, debt lender fees of $325,000, debt issuer costs of $12,385, proceeds from shareholder loans of $75,000, repayments of shareholder loans of $125,000, a redemption of convertible debentures of $592,067, factored borrowings of $491,293, repayments on factored borrowings of $140,301, repayments of $266,261 for notes payable, repayments of loans payable of $325,000 and increase in cash overdraft of $334,078.

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

In connection with the April 1, 2006 issuance of the $1,000,000 convertible debenture, the Company recorded a contra liability of $115,000 by debiting debt discount.  These $115,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $37,923 related to accountant and attorneys fees in connection with the financing that was paid directly from the debt funding which was capitalized and will be amortized as debt issue costs. On September 29, 2006 the Company repaid $250,000 of this debenture.  As a result $197,547 of the embedded conversion option liability was reclassified to additional paid-in capital, $7,111 of debt issue costs were expensed and $187,500 of debt discount was expensed.   Debt discount is directly offset against the gross convertible debentures balance outstanding.    On May 15, 2007, the Company repaid an additional $250,000 of this debenture.

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

In July 2007, pursuant to the 2006 Securities Purchase Agreement, the Company issued 5,769,231 shares to YA Global upon conversion of $30,000 of principal of a convertible debenture issued on April 1, 2006.  (See Note 13)

In July 2007, the 2006 convertible debentures totaling $1,470,000 (excluding related debt discount of $893,333) and related liabilities were extinguished and new convertible debentures were issued (see below).

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of June 30, 2008, the Company has amortized $173,186 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of June 30, 2008, the Company has amortized $6,927 of debt issue costs.

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

In connection with the Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of June 30, 2008, all warrants have been issued to the Investor.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-

employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of June 30, 2008 was $955,571.

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

2008 Securities Purchase Agreement

On April 1, 2008 the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The debentures are secured by substantially all of the assets of the Company and its subsidiaries.  The Debenture shall accrue interest at 13% per annum and shall mature on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  Upon conversion, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.  The warrants are exercisable immediately for the cash exercise price or may be cashless exercised if at the time of exercise the warrants are not subject to an effective registration statement or an event of default has occurred.

In connection with the April 1, 2008 issuance of the $5,786,017 convertible debenture, the Company recorded a contra liability of $325,000 by debiting debt discount.  These $325,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,385 related to attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of June 30, 2008, the Company has amortized $20,020 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of June 30, 2008, the Company has amortized $763 of debt issue costs.

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

The following table summarizes the assets and liabilities recorded in conjunction with the issuance of the convertible debentures at the respective issuance dates:

Convertible Debenture Issued April 1, 2008
Principal liability	5,786,017
Debt issue costs	12,385
Debt discount from lender fees	325,000
Debt discount from embedded conversion option	4,186,438
Debt discount from warrants issued with convertible debenture	32,767
Initial embedded convertible option liability	4,186,438
Initial warrant liability	32,767
Warrant liability reclassed from equity	971,623

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities (including warrants issued in previous financing arrangements) for three and six months ended June 30, 2008 was $2,942,084.

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

Dated: August 14, 2008	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: August 14, 2008

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

•

Pacer Logistics LLC (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. ( a Florida corporation formed May 9, 2008).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, Rainier Gonzalez, certify that:

1.

I have reviewed this form 10-Q for the period ended June 30, 2008, of Pacer Health Corporation;

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

Date: August 14, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, J. Antony Chi, certify that:

1.

I have reviewed this form 10-Q for the period ended June 30, 2008, of Pacer Health Corporation;

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

Date: August 14, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 14, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 14, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

i.

2