Form 10-Q
period 2008-09-30
PACER HEALTH CORP
filed 2008-11-14
CIK 922913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2008

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

As of November 14, 2008, the issuer had 599,444,337 shares of common stock, par value of $0.001, issued and outstanding.

ii

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

53

Item 5.  Other Information.

54

Item 6.  Exhibits ..

54

SIGNATURES

59

iii

PART I

Item 1.  Financial Statements

Pacer Health Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash	$52,439	$12,714
Patient accounts receivables, net	3,716,111	4,317,694
Transportation trade receivables, net	1,218,590	-
Other receivables	1,368,604	448,953
Due from factor	372,785	-
Supplies	517,747	700,896
Prepaid expenses	926,795	230,630
Note receivable, current portion	200,000	-
Assets held for sale from discontinued operations	3,025,086	2,649,884
Total Current Assets	11,398,157	8,360,771

Property and equipment, net	4,933,178	5,569,745

Other Assets
Note receivable, net of current portion	150,000	-
Deposits	140,397	275
Debt issue costs, net	14,345	19,055
Goodwill	695,304	-
Total Other Assets	1,000,046	19,330

Total Assets	$17,331,381	$13,949,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$3,335,591	$3,048,177
Accounts payable, related party	51,584	65,648
Bank overdraft liability	406,844	599,131
Accrued wages and related payroll taxes	2,999,227	1,964,743
Accrued interest payable	712,427	240,411
Accrued rent	14,319	2,675
Accrued expenses	453,305	140,045
Deposit held for sale of asset	-	100,000
Settlements payable, current portion	-	136,333
Capital leases, current portion	56,956	16,888
Factor liability on transferred accounts receivable	1,591,811	-

Notes payable, current portion	836,219	148,760
Loans payable, current portion	-	325,000
Medicare payable, current portion	390,639	319,205
Finance obligation on sale-leaseback of real property, current portion	43,132	15,516
Convertible debenture, current portion	3,400,000	-
Deposits	52,562	-
Shareholder loan payable	133,000	63,000
Escrow	595,694	-
Warrant liability	2,514,768	-
Embedded conversion option liability	8,555,494	-
Liabilities of discontinued operations	3,818,418	3,567,117
Total Current Liabilities	29,961,990	10,752,649

Long Term Liabilities
Settlements payable, net of current portion	-	155,556
Capital leases, net of current portion	67,312	80,898
Notes payable, net of current portion	576,386	86,063
Medicare payable, net of current portion	-	191,964
Finance obligation on sale-leaseback of real property, net of current portion	1,741,892	1,780,764
Convertible debentures, net of debt discount of $4,725,422	1,060,595	2,113,131
Total Long Term Liabilities	3,446,185	4,408,376

Total Liabilities	33,408,175	15,161,025

Minority Interest in Consolidated Subsidiary Company	8,612,814	8,612,814

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficiency)
Preferred stock, Series A, $0.0001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 930,000,000 shares
authorized 597,444,337 and 585,799,337 issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	59,744	58,580
Common stock issuable (30,000,000 shares)	3,000	3,000
Additional paid in capital	5,659,898	6,589,325
Accumulated deficit	(30,412,250)	(16,474,898)
Total Stockholders' Equity (Deficiency)	(24,689,608)	(9,823,993)

Total Liabilities and Stockholders' Equity (Deficiency)	$17,331,381	$13,949,846

See accompanying notes to unaudited consolidated financial statements.

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Patient services revenues, net	$4,963,375	$4,547,492	$15,598,082	$15,276,988
Transportation services
revenue	3,650,084	-	5,792,629	-
Management services fees	75,000	150,000	275,000	450,000
Total Revenues	8,688,459	4,697,492	21,665,711	15,726,988

Operating Expenses
Advertising	8,111	2,825	24,182	18,956
Amortization of Debt Costs	-	1,965	-	6,647
Bad debt expense	1,421,885	875,046	3,856,652	3,335,085
Contract labor	2,069,893	329,640	4,216,102	1,066,298

Depreciation	77,021	56,621	213,623	178,361
Fuel	257,653	-	473,136	-
Insurance	450,596	125,691	1,056,648	354,592
Liquidated Damages	-	30,000	-	235,000
Loan fee	46,214	220,650	51,802	287,480
Medical Supplies	645,896	558,752	1,762,092	1,897,871
Patient Expenses	110,138	68,624	311,483	222,093
Professional fees	326,343	45,742	709,639	337,958
Rent	667,210	293,115	1,626,459	982,568
Repairs and Maintenance	216,968	125,786	596,421	341,503
Salaries and wages	3,838,668	2,322,494	9,231,396	6,795,038
Travel	147,655	117,367	325,023	259,389
Utilities	229,797	98,197	483,847	275,132
General and administrative	505,524	214,117	1,162,871	767,475
Total Operating Expenses	11,019,572	5,486,632	26,101,376	17,361,446

Net Income/(Loss) from Operations	(2,331,113)	(789,140)	(4,435,665)	(1,634,458)

Other Income

(Expense)
Other Income / (Expense)	17,147	3,393	44,076	35,411
Writeoff of preacquisition
liabilities	-	-	-	99,583
Loss on sale of assets	(4,748)	-	(4,748)	-
Gain on settlement payable	-	-	90,000	-
Gain on Sale of
Minority Interest	-	-	500,000	980,458
Redemption fee	-	-	(44,449)	-
Gain/(Loss) on purchase of	-	-	-	-
notes receivable	-	-	659,822	-
Change in fair market value of
Derivatives	(2,959,128)	116,537	(5,901,212)	87,086
Loss on Settlement of Debt	-	(498,748)	-	(498,748)
Loss on foreclosure	-	-	(3,807,537)	-
Interest

expense	(1,258,775)	(354,712)	(2,591,083)	(943,893)
Total Other Income /
(Expense), net	(4,205,504)	(733,530)	(11,055,131)	(240,103)

Minority Interest in Net
Income of Consolidated
Subsidiary Company	-	-	-	198,542

Net Income/(Loss) from
Continuing Operations	$(6,536,617)	$(1,522,670)	$(15,490,796)	$(1,676,019)

Discontinued Operations
Gain/(loss) from operations of
Discontinued component
(including gain on disposal
in 2008 of

$2,352,917 and in
2007 of $4,433,895)	(1,062,624)	(361,674)	1,553,444	(471,215)
	(1,062,624)	(361,674)	1,553,444	(471,215)

Net Income/(Loss)	$(7,599,241)	$(1,884,344)	$(13,937,352)	$(2,147,234)

Net Income/(Loss) Per Share -
Basic and Diluted

Income/(Loss) from continuing
operations	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Income/(Loss) from discontinued
operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Net Income/(Loss) Per Share -
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the period - basic
and diluted	593,328,348	586,547,831	591,654,592	580,926,980

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income/(Loss)	$(13,937,352)	$(2,147,232)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of debt discount to interest expense	1,705,652	531,479
Amortization of debt issue costs	9,162	9,026
Bad debt expense	6,802,665	6,689,060
Gain on writeoff of pre-recapitalization liabilities	-	(99,583)
Gain on sale of subsidiary	(2,352,917)	(980,458)
Gain on purchase of note receivable	(659,822)	-
Loss on sale of asset	11,248	-

Loss on foreclosure	3,807,537	-
Loss on settlement payable	-	400,000
Depreciation	244,260	278,617
Minority interest	-	(198,542)
Amortization of unvested stock expenses	67,500	90,000
Stock issued for services	12,000	12,000
Change in fair market value of derivatives	5,901,212	(87,087)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivables	(6,183,560)	(8,924,733)
Transportation trade receivables	205,824	-
Other receivables	(1,047,337)	(335,710)
Supplies	20,372	181,164
Prepaids and other current assets	177,928	404,066
Increase (decrease) in:
Accounts payable	771,612	1,258,588
Settlements payable	(291,889)	(331,778)
Accrued interest payable	472,016	25,028
Accrued wages payable	1,074,372	668,366
Accrued expenses	417,847	(87,714)
Accrued rent	11,644	8,299
Accrued preacquisition expenses	(691,145)	-

Accrued penalties and liquidated damages	-	235,000
Medicare payable	(639,347)	(653,493)
Escrow	595,694	-
Other current liabilities	(189,113)	(3,839)
Net Cash Used in Operating Activities	(3,683,937)	(3,076,074)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(536,799)	(242,555)
Purchase of notes receivable	(3,011,017)	-
Proceeds from sale of assets	3,198,903	-
Deposits	(47,384)	75,000
Cash acquired in purchase	141,580	-
Purchase price allocations	(134,432)	-
Net Cash Used in in Investing Activities	(389,149)	(167,555)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	220,000	-
Repayments of loan payable - related party	(150,000)	-
Cash overdraft	(151,096)	143,598

Minority interest capital contribution	-	1,200,000
Proceeds from factored borrowing	3,041,781	-
Repayments of factored borrowing	(2,892,603)	-
Debt issuer costs	(12,385)	-
Debt lender fees	(325,000)
Proceeds from issuance of convertible debenture	5,786,017	3,630,502
Repayments of convertible debenture	(592,067)	(1,221,252)
Repayments of loans payable	(325,000)	-
Repayments of capitalized lease obligations	(36,778)	-
Proceeds from notes payable	160,000	-
Repayments of note payable	(569,472)	(453,314)
Distribution to minority interest	(58,000)	(37,000)
Net Cash Provided by Financing Activities	4,095,397	3,262,534

Net Increase in Cash	22,311	18,905

Cash, Beginning of Period	$46,384	$78,375

Cash, End of Period	$68,695	$97,280

Cash included in continuing operations	$52,439
Cash included in assets held for sale in discontinued operations	16,256
Total Cash	$68,695

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$327,405	$1,739,229
Taxes	$-	$-
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Net Liabilities Assumed in Foreclosure	$136,698	$-
Issuance of Note Payable for Insurance Policies	$816,017	$230,522
Issuance of Note Payable for Equipment	$-	$189,524
Reclassification of derivative liabilities to equity upon debt Conversion and extinguishment	$1,560,887	$-
Conversion of convertible debentures to common stock	$30,000	$-

See accompanying notes to unaudited consolidated financial statements

Pacer Health Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

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

At September 30, 2008, the Company had a working capital deficit of $18,563,833, which resulted in large part from a warrant liability of $2,514,768 and an embedded conversion option liability of $8,555,494. Additionally, for the nine months ended September 30, 2008, the Company had a net loss of $13,937,352 and a negative cash flow from operations of $3,683,937.  The net loss was in large part the result of the loss on foreclosure of $3,807,537 and a change in fair market value of derivatives of $5,901,212.  Management anticipates the turnaround of the non-medical services division to contribute to an increase in net income and positive cash flows for the remainder of 2008.  Accordingly, management anticipates positive income and cash flows for the remainder of 2008 and does not believe that substantial doubt exists about the Company’s ability to continue as a going concern.

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

In the healthcare industry, the Company currently owns and operates a non-urban hospital in Barbourville, Kentucky.  In the transportation and logistics industry, the Company owns warehouse terminals in:

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

•

Brick Mountain Logistics LLC d/b/a Cargo Connections Logistics (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. (a Florida corporation formed May 9, 2008).

On April 1, 2008 the Company entered into a Non-Recourse Assignment with YA Global Investments, L.P. (“YA Global”) whereby YA Global sold to the Company certain secured convertible debentures issued by Cargo Connections Logistics Holding, Inc. (“Cargo”)  The Company paid to YA Global $3,011,017 for the assignment.  The face value of the debentures was $2,396,500 and related accrued interest, redemption premium and liquidated damages totaled $1,274,399 for a total receivable purchased on $3,670,839.  The Company recorded a gain on this purchase of $659,822.  On May 13, 2008, the Company initiated foreclosure action upon default of the note payable by Cargo.  In satisfaction of the full face value of the note payable and related accruals receivable, the Company assumed certain assets and liabilities related to the operation of Cargo of which there was no fair value.  Accordingly, the Company recognized a loss on the foreclosure of $3,807,537, which includes funds advanced prior to foreclosure, in accordance with FASB Statement 15.  (See Note 3)

On December 31, 2006, our wholly-owned subsidiary, Pacer Health Management Corporation of Kentucky, consummated an agreement with the County of Knox, Kentucky (the “Agreement”) to lease all of the assets and real property used in connection with Knox County Hospital as well as delegating full and complete management responsibility and operational control for the Hospital to the Company.  The Company may retain all profits from the operations of the Hospital after satisfying its lease obligations to the County of Knox and maintenance and operations expenses of the Hospital facility.  The annual lease payment is equal to the amount of annual payment due by Knox County on its County of Knox, Kentucky Taxable General Obligation Refunding Bonds, Series 2006 (“Bonds”), after applying the capitalized interest which is to be paid from the proceeds of the Bonds.  We estimate the annual payment for 2008 to be approximately $692,265.  Additionally, at any time during the term of the Agreement, we have the option to purchase all of the Hospital assets from the County of Knox County and assume all of the liabilities (excluding certain liabilities as defined in the Agreement) for a purchase price equal to the sum of (a) the lesser of: (i) the outstanding principal amount of the Bonds on the closing of such purchase or (ii) what the principal balance of the Bonds would have been if all lease payments and other payments to be made by the Company were used to satisfy the principal and interest due under the Bonds at the date of each such payment plus (b) any prepayment penalties on the Bonds and (c) less any funds then held in any debt service reserve fund, bond fund or any other fund or account in any way pertaining to the Bonds.  The term of the Agreement ends on the earlier of (a) the date the refunding bonds are paid in full; or (b) the date the Company exercises its purchase option.  The refunding bonds have a term of thirty (30) years.   The County of Knox may only terminate the Agreement if (a) the Company does not make the required monthly lease payments or (b) if the Company fails to complete substantial repairs caused by a casualty.

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

On March 7, 2008, the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.  (See Note 3)   Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  The Company did not receive such a report.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District (“LCHSD”) to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of September 30, 2008, the Company has received $900,000 of such grants for the year ended December 31, 2008.  (See Note 18).

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

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified  to conform to the 2008 presentation.  This includes reclassifications pursuant to the October 2008 discontinued operations relating to the sale of Pacer Health Management Corporation (d/b/a South Cameron Memorial Hospital) and Pacer Psychiatry of Calcasieu, Inc.

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

On March 7, 2008 the Company sold to St. Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate revised purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.   A gain of $2,352,917 was recognized on the sale.  The Company also subleased to St. Joseph’s Healthcare System, Inc. the real property it leases from HSRE.  Under the sublease, the sublessee assumes all of the rights, obligations and liabilities of the sublessor except as specifically excluded.  The sublease allows the sublessor to continue in the future participation of appreciation in value of the property.  Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008.  The Company did not receive such a report.

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

On September 22, 2008, the Company purchased the assets of a trucking company for $650,000 and the assumption of certain liabilities.  The initial fair value of the assets acquired and liabilities assumed are as follows:

Accounts receivable, net	$109,505
Fixed assets	25,000
Goodwill	633,604
Bank overdraft liability	(18,407)
Accounts Payable and other liabilities	(99,702)
Purchase Price	$650,000

The purchase price of $650,000 is payable pursuant to a promissory note as follows: (i) $100,000 on October 15, 2008; (ii) $75,000 on the twelve (12) months anniversary of the closing date; (iii) $75,000 on the twenty-four (24) months anniversary of the closing date; (iv) $50,000 on the thirty-six (36) months anniversary of the closing date; and (v) monthly payments of $5,833.33 per month over sixty (60) months beginning on October 15, 2008.

Note 4 Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient accounts Receivable at September 30, 2008 is as follows:

Patient accounts receivable	$15,881,857
Less: Allowance for doubtful accounts	(7,317,449)
Less: Allowance for contractual discounts	(4,848,297)
Patient accounts Receivable, net	$3,716,111

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

During the three months ended September 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,421,885 and $875,046, respectively.  During the nine months ended September 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $3,819,281 and $3,335,085, respectively.  In addition, the Company included in discontinued operations bad debt expense of $2,946,014 and $3,353,975 for the nine months ended September 30, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Transportation accounts receivables at September 30, 2008 is as follows:

Transportation Trade Receivables
Accounts receivable	$1,693,590
Less: Allowance for doubtful accounts	(475,000)
Accounts Receivable, net	$1,218,590

During the three and nine months ended September 30, 2008 and 2007, the Company recorded bad debt expense from transportation trade receivables of $0 and $37,371, respectively.

Note 5 Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2008 is as follows:

Land	$127,699
Building and improvements	4,164,840
Equipment	1,282,322
Furniture & Fixtures	17,913
Less: accumulated depreciation	(659,596)
Property and Equipment, net	$4,933,178

Depreciation expense for the three months ended September 30, 2008 and 2007 was $77,021 and $56,621.   Depreciation expense for the nine months ended September 30, 2008 and 2007 was $213,623 and $178,361, respectively.  In addition, the Company recorded, for the nine months ended September 30, 2008, depreciation expense of $30,637 and $100,256, respectively, which was included in discontinued operations.

Note 6 Loan Payable-Related Party

During the three months ended September 30, 2008 and 2007, the Company received funds of $145,000 and $0 from its Chairman of the Board and Chief Executive Officer.  During the nine months ended September 30, 2008 and 2007, the Company received funds of $220,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months September 30, 2008 and 2007, the Company repaid $25,000 and $0 of the outstanding amount.  During the nine months September 30, 2008 and 2007, the Company repaid $150,000 and $0 of the outstanding amount.  At September 30, 2008, the Company had outstanding loans payable of $133,000 to this individual.

Note 7 Notes, Loans and Capital Lease Obligations Payable

On September 30, 2008, the Company had the following outstanding notes and loans payable:

Insurance Note Payable dated June 2008, annual interest rate of 5.25%, maturity date June 2009.	$399,141
Capital lease (truck trailers) – maturity date February 2009.	31,200
Capital lease (handling equipment) – annual interest rate of 9.90%, maturity date August 2009.	7,820
Note Payable dated March 2004, annual interest rate of prime rate plus 2.50%, maturity date December 2010.	64,093
Note Payable dated September 2008, maturity date October 2013	650,000
Insurance Note Payable dated January 2008, original principal of $26,145, maturity date May 2008.	13,069
Note Payable dated August 2006, original principal of $131,577, annual interest rate of 9.00%, maturity date August 2011.	83,668
Capital lease (medical equipment) – original principal of $99,799, original term 60 months, annual interest rate 8.0609%.	85,248
Insurance Note Payable dated December 2007, original principal of $46,317, maturity date August 2008.	5,133
Note Payable – original principal of $160,000	160,000
Insurance Note Payable dated August 2008, maturity date May 2009.	37,501

Total	$1,536,873
Current Portion	$893,175
Long Term Portion	$643,698

At September 30, 2008, the Company include the following in liabilities of discontinued operations:

Insurance Note Payable dated December 2007, original principal of $90,545, annual interest rate of 6.600%, maturity date October 2008.	$14,006

At September 30, 2008, the Company had the following financing obligation:

Finance obligation on sale leaseback of real property on September 29, 2006 for $1,810,000	$1,785,024
Less: Current portion	(43,132)
Finance obligation on sale leaseback of real property, net of current portion	1,741,892

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

Maturities of the Company’s debt at September 30, 2008 were as follows:

2008	$893,175
2009	218,287
2010	208,600
2011	142,825
2012	73,896
Thereafter	--

$1,536,783

Note 8 Settlements Payable and Writeoff of Accounts Payable

In connection with its acquisition of MGBMH, the Company is defending a lawsuit filed on September 30, 2004 against Greene County Hospital Authority and MGBMH by Alliance Emergency Group (“Alliance”) and Greene Emergency Physicians (“GEP”) in the Superior Court of Dekalb County, Georgia.  Alliance and GEP allege that in June 2004 Defendants breached its ER physician staffing contract.  As of December 31, 2006, the Company had reserved $250,000 for the lawsuit.  On February 15, 2007, the Company reached a settlement agreement with Alliance and GEP for $650,000, of which $250,000 was paid on March 1, 2007 and the remaining $400,000 is payable over thirty-six (36) months and accrued as settlement payable.  A payment of $250,000 was applied against the reserve and the balance of the reserve is $0 as of September 30, 2008.  In accordance with the settlement agreement, the Company paid this amount in full in March 2008 as a result of the sale of MGBMH to St. Joseph’s Healthcare System, Inc.

As a result of its recapitalization that resulted from its reverse merger in 2003, the Company assumed certain outstanding liabilities.  Since the assumption of the debt, the various creditors have not sought any collection actions against the Company.  Accordingly, as a result of the expiration of the statute of limitation, the Company has written off these accounts payable and recognized a gain of $99,583 in the nine months ended September 30, 2007.

Note 9 Medicare and Medicaid Payable and Medicare Receivable

Medicare liabilities resulted primarily from our submission of a cost report for our Cameron / Lake Charles, Louisiana facility for the standalone period March 22, 2004 to December 31, 2004 (in the amount of $641,099) and the year ended December 31, 2005 (in the amount of $1,311,837) and from our assumption of Medicare liabilities as a result of business acquisitions (see Note 3).  As of September 30, 2008, the Company had a Medicare receivable of $188,472 for our Cameron / Lake Charles, Louisiana facility for the year ended December 31, 2006.  The receivable is currently used to offset the current Medicare liability and is therefore netted against the Medicare liability in the accompanying consolidated financial statements.  Medicare liabilities result from Medicare audits or our submission of cost reports to Medicare.  Medicare liabilities represent amounts due to Medicare as a result of excess cost reimbursements by Medicare.  The Company determines the liability based upon the completion of the cost report or the audit settlement report we receive from Medicare and records the liability in that year.  We have reviewed and continue to review Medicare reimbursements to ensure that we have been properly reimbursed and have reflected any adjustment through the contractual allowances.  The Company has current Medicare liabilities of $940,105 and long term Medicare liabilities of $1,588,422 included in Liabilities of Discontinued Operations.  The long term portion relates to negotiated payment plans from our Cameron / Lake Charles, Louisiana facility.

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

Our Lake Charles, Louisiana facility has negotiated four (4) payment plans with respect to its Medicare payable for the cost report periods ended December 31, 2001, 2003, 2004 and 2005.  The facility established the payment plan for the cost report period ended December 31, 2006 in April 2007.  A summary of the significant terms of the plans are as follows:

	For the Period Ended December 31, 2001	For the Period Ended December 31, 2003	For the Period Ended December 31, 2004	For the Period Ended December 31, 2005	For the Period Ended December 31, 2006
Principal Outstanding at September 30, 2008	$428,876	$403,696	$505,209	$826,604	$138,332
Long Term Principal	$343,218	$272,587	$310,725	$557,206	$104,685
Monthly Payment Amount	$11,247	$14,519	$20,412	$29,582	$4,075
Maturity Date	October 2012	June 2011	June 2011	June 2011	March 2012

We continue to pay the Medicaid liability of our former Greensboro, Georgia facility which has attempted to negotiate a payment plan with respect to its Medicaid payable for various periods.  A summary of the significant terms of the plan is as follows:

Medicaid Payable
Principal Outstanding at September 30, 2008	$103,561
Long Term Principal	--
Monthly Payment Amount	$4,152
Maturity Date	Various

Our Barbourville, Kentucky facility has negotiated three (3) payment plans with respect to its Medicare and Medicaid payable for the cost report periods ended November 30, 2005 and for its Medicaid payable for various periods.  A summary of the significant terms of the plans are as follows:

	For the Period Ended June 30, 2006	For the Period Ended June 30, 2007 (Medicaid)	For the Period Ended November 30, 2005
Principal Outstanding at September 30, 2008	$90,432	$153,754	$42,892
Long Term Principal	--	--	--
Monthly Payment Amount	$8,096	$7,588	$3,574
Maturity Date	September 2009	--	September 2009

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

The agreement provides that WFBA purchase certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000.  The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation.  The facility provides for the purchase of up to 95% of eligible accounts receivable of the Company minus a fixed discount of approximately .35%, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections. If a receivable is outstanding over 90 days, under recourse provisions, the Company is required to buy back the receivable from the factor. The Company must also submit a minimum of $1,000,000 of eligible invoices in each calendar month. At September 30, 2008, the amount due to WFBA was $1,591,811.  For the three and nine months ended September 30, 2008, the finance charges expense were $46,253 and $51,802, respectively.

At September 30, 2008, reserve amounts held back by the factor totaled $372,785 and are reflected as Due from Factor, a current asset.

Note 11 Escrow

On March 7, 2008 the Company sold to St. Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital and assumed certain liabilities with respect to the operation.  As a result of a failure to timely notify Medicare of the acquisition, the Company received certain funds for payment of patient services from Medicare that were attributable to services provided by St. Joseph’s Healthcare System, Inc.  The Company is currently in the process of remitting the funds to St. Joseph’s Healthcare System, Inc.  The amount due to St. Joseph’s Healthcare System, Inc. as of September 30, 2008 is $595,694.

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

Expenses under real property leases were $544,799 and $237,169 for the three months ended September 30, 2008 and 2007, respectively.  Expenses under real property leases were $1,351,065 and $765,618 for the six months ended September 30, 2008 and 2007, respectively.  The leases require payment of real estate taxes and insurance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property leases with initial terms in excess of one (1) year at September 30, 2008 are as follows:

Period Ending September 30:
2007	$3,476,474
2008	3,049,612
2009	3,056,570
2010	3,087,955
2011	3,120,552
Thereafter	--

$15,791,163

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

On September 7, 2007, the Company issued 2,000,000 shares of its common stock to its interim Chief Executive Officer – Non-Medical Division in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one (1) year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  These shares were granted in 2007.  As of September 30, 2008, these shares have not been issued and are recorded as common stock issuable.

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

On July 29, 2008, the Company issued to its four (4) independent Directors 200,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $8,000 which was expensed.

On September 4, 2008, the Company issued 3,000,000 shares of its common stock to its interim Chief Executive Officer – Non-Medical Division in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one (1) year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

On April 1, 2008 the Company issued 5,500,000 warrants in connection with the issuance of convertible debentures. The warrants have an exercise price of $0.0001 and expire in five (5) years from the issuance date.  The warrants may be exercised on a cashless basis.  These warrants were valued at $32,767 using a relative fair value method based on a Black-Scholes option pricing method using the following assumptions: volatility 146% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 2.65%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  On September 18, 2008, these warrants were exercised on a cashless basis.  In accordance with the warrant agreements, the Company issued 5,445,000 shares and extinguished the related outstanding warrant liability.

Note 14 Related Party Transactions

During the three months ended September 30, 2008 and 2007, the Company received funds of $145,000 and $0 from its Chairman of the Board and Chief Executive Officer.  During the nine months ended September 30, 2008 and 2007, the Company received funds of $220,000 and $0 from its Chairman of the Board and Chief Executive Officer.  These advances received bear a flat interest rate of three percent (3%) and have no due date.  During the three months September 30, 2008 and 2007, the Company repaid $25,000 and $0 of the outstanding amount.  During the nine months September 30, 2008 and 2007, the Company repaid $150,000 and $0 of the outstanding amount.  At September 30, 2008, the Company had outstanding loans payable of $133,000 to this individual.

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

On September 7, 2007, the Company issued 2,000,000 shares of its common stock to its interim Chief Executive Officer – Non-Medical Division in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

On July 29, 2008, the Company issued to its four (4) independent Directors 200,000 shares each of its common stock in payment of the Director’s fees.  The shares were valued at $0.01 per share based on the quoted closing trading price of the Company’s common stock on the grant date and had a total fair value of $8,000 which was expensed.

On September 4, 2008, the Company issued 3,000,000 shares of its common stock to its interim Chief Executive Officer – Non-Medical Division in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one (1) year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

The Company intends to issue to its Chief Executive Officer 30,000,000 shares of its common stock in accordance with a revised employment agreement.  As of September 30, 2008, these shares have not been issued and are recorded as common stock issuable.

The Company currently outsources its patient accounting function, which includes the issuance of patient bills to third party payors and the accounting of receipts, to a company owned by certain officers of the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The Company pays to the professional billing firm four percent (4%) of its net collected revenue.  For the three and nine months ended September 30, 2008, the Company has been billed $200,187 and $716,001, respectively, by the billing company.

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

2007 Securities Purchase Agreement

On July 6, 2007, the Company entered into a Securities Purchase Agreement (the “2007 Securities Purchase Agreement”)with YA Global pursuant to which the Company sold to YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of the Company’s common stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 was to be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 was to be funded within five (5) business days after the registration statement is declared effective.

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of September 30, 2008, the Company has amortized $217,444 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2008, the Company has amortized $8,698 of debt issue costs.

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

In connection with the 2007 Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of September 30, 2008, all warrants have been issued to YA Global.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of September 30, 2008 was $1,605,643.

On September 18, 2007, the Company amended and restated its 2007 Securities Purchase Agreement with YA Global in order to reduce the aggregate purchase price to Four Million Dollars ($4,000,000), whereby instead of YA Global funding (i) $1,500,000 on the date a registration statement is filed with the U.S. Securities and Exchange Commission and (ii) $500,000 within five (5) business days after the registration statement is declared effective, YA Global funded $500,000 on September 11, 2007.

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

2008 Securities Purchase Agreement

On April 1, 2008 the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”) with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The debentures are secured by substantially all of the assets of the Company and its subsidiaries.  The debenture accrues interest at 13% per annum and matures on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  Upon conversion, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.  The warrants are exercisable immediately for the cash exercise price or may be cashless exercised if at the time of exercise the warrants are not subject to an effective registration statement or an event of default has occurred.

In connection with the April 1, 2008 issuance of the $5,786,017 convertible debenture, the Company recorded a contra liability of $325,000 by debiting debt discount.  These $325,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,385 related to attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of September 30, 2008, the Company has amortized $40,486 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2008, the Company has amortized $1,543 of debt issue costs.

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

The debentures and warrants contain registration rights for 280,000,000 shares with a filing deadline of thirty (30) days from the funding date and effectiveness deadline of 120 days from the funding date.  There are also effectiveness maintenance requirements, as defined.  If the above deadlines or maintenance requirements are not met, the Company will pay liquidated damages equal to 2% of the outstanding principal balance for each month of default up to a maximum of 24%.  As of September 30, 2008, the Company had not filed a registration statement.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the secured convertible debentures had a variable conversion rate component, the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative.    In addition, all prior existing non-employee options or warrants must be classified as liabilities for the same reason.

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

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities (including warrants issued in previous financing arrangements) for three and nine months ended September 30, 2008 was $2,959,128 and $5,901,212, respectively.

As of September 30, 2008, YA Global Investments, LP had exercised warrants of 5,500,000 on a cashless basis and the Company issued net shares of 5,445,000 to YA Global Investment, LP.  The Company reclassified the $21,778 fair value of the warrant liability relating to the 5,500,000 warrant to equity.

Note 16 Segments

For the nine months ended September 30, 2008, the Company operates in two reportable business segments - (1) healthcare operations and (2) transportation and logistics services. The healthcare operations segment operates rural hospitals and provides medical care as well geriatric psychiatric healthcare to various patients.  The transportation and logistics services division operates warehouses and trucks that provide transportation, warehousing and third party logistics services.  The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the nine months ended September 30, 2008 is as follows.

For the Nine Months Ended September 30, 2008

Net Revenues:
Hospital Operations	$15,598,082
Corporate Level	275,000
Transportation and Logistics Services	5,792,629

Consolidated Net Revenue	$21,665,711

Operating Expenses:

Hospital Operations	$16,404,717
Corporate Level	2,323,657
Transportation and Logistics Services	7,159,379

Consolidated Operating Expenses	$25,887,753

Depreciation:
Hospital Operations	$198,906
Corporate Level	3,006
Transportation and Logistics Services	11,711

Consolidated Depreciation	$213,623

Other Income:
Hospital Operations	$4,793
Corporate Level	(8,349,259)
Transportation and Logistics Services	(119,582)

Consolidated Other Income	$(8,464,048)

Interest Expense:

Hospital Operations	$119,647
Corporate Level	2,468,478
Transportation and Logistics Services	2,958

Consolidated Interest Expense	$2,591,083

Net Loss:

Hospital Operations (includes discontinued operations)	$253,048
Corporate Level	(12,689,398)
Transportation and Logistics Services	(1,501,002)

Net Loss	$(13,937,352)

Total Assets at September 30, 2008:

Hospital Operations	$12,122,860
Corporate Level	1,060,751
Transportation and Logistics Services	4,147,770

Consolidated Asset Total	$17,331,381

Note 17 Income Taxes

There was no income tax expense for the three and nine months ended September 30, 2008, due to the Company’s utilization of net operating loss carryforwards.

Note 18 Subsequent Events

On October 6, 2008, the Company purchased the assets of a trucking company for $22,000 and the assumption of certain liabilities.  The assets purchased consisted primarily of trucks and trailers.

On October 31, 2008, the Company entered into a Stock Purchase Agreement whereby it sold all of the issued and outstanding capital stock of Pacer Health Management Corporation, a Louisiana corporation (“PHMC”) and Pacer Psychiatry of Calcasieu, Inc., a Louisiana corporation (“PPI”) in consideration for the assumption by the Buyer of all liabilities, known or unknown, relating to each of PHMC and PPI.  The Company has the right to rescind the sale by providing written notice of such rescission to the Buyer at any time within thirty-one (31) calendar days from the Transaction Date. In consideration for such rescission, the Company shall be obligated to pay $150,000 to the Buyer.  The operations of PHMC and PPI have been included in Discontinued operations on the consolidated statement of operations.  The assets and liabilities of PHMC and PPI have been included in Assets held for sale from discontinued operations and Liabilities of discontinued operations on the consolidated balance sheet.

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

The Company’s healthcare services business provides healthcare services with a primary focus on acquiring and restructuring hospitals.  At September 30, 2008, we operated two (2) acute care hospitals, one (1) geriatric psychiatric hospital and one (1) rural health clinic. In all of the communities in which our acute care hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across two (2) states: Kentucky and Louisiana.

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

No material part of our revenues were derived outside of the United States in the nine (9) months ended September 30, 2008, and during that period, we had no material assets outside the United States.

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

On March 7, 2008, the Company sold to St Joseph’s Healthcare System, Inc. substantially all of the assets, excluding cash and outstanding accounts receivable, of Minnie G. Boswell Memorial Hospital for the aggregate purchase price of $3,298,904, subject to certain adjustments set forth in the Agreement.  St. Joseph’s Healthcare System, Inc. also assumed certain liabilities with respect to the operation.    Additionally, within thirty (30) calendar days following July 1, 2008, St. Joseph’s Healthcare System, Inc. shall submit to the Company a report identifying the amount of annual subsidy for Minnie G. Boswell Memorial Hospital approved by the Greene County Commission prior to July 1, 2008 (the “Annual Subsidy Amount”).  The Company did not receive such a report.

In March 2007, the Company amended its lease agreement with the Lower Cameron Hospital Service District to provide for the funding of operational losses by the LCHSD through certain grants.  These grants will be paid quarterly in 2007 and provide for a payment of $3.5 million in 2007 and $1.2 million, or such lesser amount as may be generated by tax revenues collected by the LCHSD during the then current year, beginning in 2008 through 2017.   As of December 31, 2007, the Company had received all of the expected $3.5 million of grants for 2007 and such amount is included in patient revenue for the year ended December 31, 2007.  As of September 30, 2008, the Company has received $900,000 of such grants for the year ended December 31, 2008.

On September 22, 2008, the Company purchased the assets of a trucking company for $650,000 and the assumption of certain liabilities.  The purchase price of $650,000 is payable pursuant to a promissory note as follows: (i) $100,000 on October 15, 2008; (ii) $75,000 on the twelve (12) months anniversary of the closing date; (iii) $75,000 on the twenty-four (24) months anniversary of the closing date; (iv) $50,000 on the thirty-six (36) months anniversary of the closing date; and (v) monthly payments of $5,833.33 per month over sixty (60) months beginning on October 15, 2008.

On October 31, 2008, the Company entered into a Stock Purchase Agreement whereby it sold all of the issued and outstanding capital stock of Pacer Health Management Corporation, a Louisiana corporation (“PHMC”) and Pacer Psychiatry of Calcasieu, Inc., a Louisiana corporation (“PPI”) in consideration for the assumption by the Buyer of all liabilities, known or unknown, relating to each of PHMC and PPI.  The Company has the right to rescind the sale by providing written notice of such rescission to the Buyer at any time within thirty-one (31) calendar days from the Transaction Date. In consideration for such rescission, the Company shall be obligated to pay $150,000 to the Buyer.

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

Intangible Assets

Intangible assets at September 30, 2008 consisted of goodwill of $1,911,622 ($1,216,318 included in Assets held for sale of discontinued operations) which is the result of the acquisition of SCMH, Pacer Staffing and All Mighty Trucking. Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting.

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

For stock directly issued to employees for services, a compensation charge is recorded against earnings over the service period measured at the date of grant based on the fair value of the stock award. During the nine months ended September 30, 2008, the Company issued 3,000,000 unvested shares which vest in one year and 5,000,000 vested shares of common stock, respectively, to key employees pursuant to the terms of employment agreements and other contract agreements.

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

Accounts Receivable, Allowance for Contractuals, and Allowance for Doubtful Accounts

Patient accounts Receivable at September 30, 2008 is as follows:

Patient accounts receivable	$15,881,857
Less: Allowance for doubtful accounts	(7,317,449)
Less: Allowance for contractual discounts	(4,848,297)
Patient accounts Receivable, net	$3,716,111

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

During the three months ended September 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $1,421,885 and $875,046, respectively.  During the nine months ended September 30, 2008 and 2007, the Company recorded bad debt expense from patient receivables relating to continuing operations of $3,819,281 and $3,335,085, respectively.  In addition, the Company included in discontinued operations bad debt expense of $2,946,014 and $3,353,975 for the nine months ended September 30, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts to reduce the carrying value of patient receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Transportation accounts receivables at September 30, 2008 is as follows:

Transportation Trade Receivables
Accounts receivable	$1,693,590
Less: Allowance for doubtful accounts	(475,000)
Accounts Receivable, net	$1,218,590

During the three and nine months ended September 30, 2008 and 2007, the Company recorded bad debt expense from transportation trade receivables of $0 and $37,371, respectively.

Results Of Operations For The Three (3) Months Ended September 30, 2008 and September 30, 2007.

Net Revenue

Net revenues for continuing operations for the three (3) months ended September 30, 2008 and 2007, were $8,688,459 and $4,697,492, comprised of patient service revenues of $4,963,375 and $4,547,492; transportation services revenues of $3,650,084 and $0; and management services fees $75,000 and $150,000, respectively.  Patient service revenue of $2,025,228 and $4,139,672 for MGBMH and SCMH were included in discontinued operations for the three (3) months ended September 30, 2008 and 2007, respectively.  The increase in revenue was primarily due to the acquisition of Cargo Connections Logistics.  We anticipate revenues to grow in the fiscal year ending December 31, 2008, primarily as a result from adding additional revenue streams from new services and acquisitions.

Operating Expenses

Operating expenses for continuing operations for the three (3) months ended September 30, 2008 and 2007 were $11,019,572 and $5,486,632, respectively.  Operating expenses of $2,771,484 and $4,030,880 for MGBMH and SCMH were included in discontinued operations for the three (3) months ended September 30, 2008 and 2007, respectively.  Operating expenses increased primarily due to the acquisition of Cargo Connections Logistics.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the three (3) months ended September 30, 2008, operating expenses consisted principally of $3,838,668 in salaries, wages and benefits, $1,421,885 in bad debt expenses, $2,069,893 in contract labor, $77,021 in depreciation, $257,653 in fuel expenses, $450,596 in insurance expenses, $645,896 in medical supplies, $326,343 of professional fees, $667,210 in rent expenses and $1,264,407 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2008 primarily as result of adding new lines of service in our existing facilities and the acquisition of new businesses.

Other Income/(Expense)

Other income/(expense) for the three (3) months ended September 30, 2008 and 2008 was $(4,205,504) and $(733,530), respectively, which consisted primarily of a loss on the change in the fair market value of derivatives of $2,959,128.  Interest expense for the three (3) months ended September 30, 2008 and 2007 was $1,258,775 and $354,712, respectively.  Interest expense of $214,115 and $612,312 for MGBMH and SCMH was included in discontinued operations for the three (3) months ended September 30, 2008 and 2007, respectively.

Net Loss

Our net loss for the three (3) months ended September 30, 2008 and 2007 was $7,599,241 and $1,884,344.  The increase in net loss is primarily the result of our acquisition of Cargo Connections Logistics and the change in fair market value of our derivatives of $2,959,128.  During the three (3) months ended September 30, 2008, our discontinued operations had a net loss of $566,773, which was included in discontinued operations.

Results Of Operations For The Nine (9) Months Ended September 30, 2008 and September 30, 2007.

Net Revenue

Net revenues for continuing operations for the nine (9) months ended September 30, 2008 and 2007, were $21,665,711 and $15,726,988, comprised of patient service revenues of $15,598,082 and $15,276,988; transportation services revenues of $5,792,629 and $0; and management services fees $275,000 and $450,000, respectively.  Patient service revenue of $9,828,703 and $15,121,245 for MGBMH and SCMH was included in discontinued operations for the nine (9) months ended September 30, 2008 and 2007, respectively.  The increase in revenue was primarily due to the acquisition through foreclosure of Cargo Connections Logistics.  We anticipate revenues to grow in the fiscal year ending December 31, 2008, primarily as a result from adding additional revenue streams from new services and acquisitions.

Operating Expenses

Operating expenses for continuing operations for the nine (9) months ended September 30, 2008 and 2007 were $26,101,376 and $17,361,446, respectively.  Operating expenses of $10,017,354 and $14,506,860 for MGBMH and SCMH was included in discontinued operations for the nine (9) months ended September 30, 2008 and 2007, respectively.  Operating expenses increased primarily due to the acquisition of Cargo Connections Logistics.  We anticipate that our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses will reduce expenses in the future. Additionally, we continue to centralize certain key accounting and administrative activities in our facilities, which we expect will reduce our operating costs and improve our operating efficiency over time.  During the nine (9) months ended September 30, 2008, operating expenses consisted principally of $9,231,396 in salaries, wages and benefits, $3,856,652 in bad debt expenses, $4,216,102 in contract labor, $213,623 in depreciation, $473,136 in fuel expenses, $1,056,648 in insurance expenses, $1,762,092 in medical supplies, $709,639 of professional fees, $1,626,459 in rent expenses and $2,955,629 of other operating and general and administrative expenses.   We anticipate operating expenses to increase in the fiscal year ending December 31, 2008 primarily as result of adding new lines of service in our existing facilities and the acquisition of new businesses.

Other Income/(Expense)

Other income/(expense) for the nine (9) months ended September 30, 2008 and 2008 was $(11,055,131) and $(240,103), respectively, which included a loss on the change in the fair market value of derivatives of $5,901,212; a loss on foreclosure of $3,807,537; a gain on the sale of minority interest of $500,000; a gain on the purchase of notes receivable of $659,822; and a gain on settlements payable of $90,000.  Interest expense for the nine (9) months ended September 30, 2008 and 2007 was $2,591,082 and $943,892, respectively.  Interest expense of $629,226 and $843,897 for MGBMH and SCMH were included in discontinued operations for the nine (9) months ended September 30, 2008 and 2007, respectively.

Net Loss

Our net loss for the nine (9) months ended September 30, 2008 and 2007 was $13,937,352 and $2,147,234.  The increase in net loss is primarily the result of our acquisition of Cargo Connections Logistics, which generated a loss on foreclosure of $3,807,537 as well as the change in fair market value of derivatives, which generated a loss of $5,901,212.  During the nine (9) months ended September 30, 2008, our discontinued operations had a net income of $1,553,444, which was included in discontinued operations.

Liquidity And Capital Resources

We had cash of $52,439 at September 30, 2008 and cash of $16,256 included in Assets held for sale from discontinued operations.  Net Cash used in operating activities during the nine month period ended September 30, 2008 was $3,683,937, compared to $3,076,074 for the same period a year earlier.  During the nine months ended September 30, 2008, the net cash used was mainly the result of an increase in accounts receivable of $6,183,560, decrease in settlements payable of $291,889, decrease in Medicare payable of $639,347 offset primarily by a increase in accrued wages of $1,074,372, increase in escrow of $595,694, change in fair market value of derivatives of $5,901,212, amortization of debt discount of $1,705,652, loss on foreclosure of $3,807,537, gain on purchase of note receivable of $659,822, gain on sale of subsidiary of $2,352,917 and bad debt expense and depreciation expense of $6,802,665 and $244,260, respectively.

Net Cash used in investing activities was $389,149 for the nine months ended September 30, 2008, compared to $167,555 for the same period in 2007.  Net cash used in investing activities during the nine months ended September 30, 2008 was attributable to the purchase of equipment in the amount of $536,799, purchase of notes receivable of $3,011,017, proceeds from the sale of assets of MGBMH of $3,198,903 and cash acquired in acquisitions of $141,580.

Net Cash provided by financing activities was $4,095,397 for the nine months ended September 30, 2008, compared to cash provided of $3,262,534 in the same period for 2007.  Net cash provided in financing activities during the nine months ended September 30, 2008 consisted of proceeds from convertible debentures of $5,786,017, proceeds from shareholder loans of $220,000, repayments of shareholder loans of $150,000, a redemption of convertible debentures of $592,067, repayments of $569,472 for notes payable, repayments of loans payable of $325,000 and decrease in cash overdraft of $151,096.

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

2007 Securities Purchase Agreement

On July 6, 2007, the Company entered into a Securities Purchase Agreement (the “2007 Securities Purchase Agreement”) with YA Global pursuant to which the Company sold to YA Global, and YA Global purchased from the Company, up to $5,500,000 of Secured Convertible Debentures, which shall be convertible, at a fixed convertible price of $0.02 until maturity, into shares of the Company’s common stock and warrants to acquire up to 220,000,000 additional shares of the Company’s common stock, of which $3,500,000 was funded on July 9, 2007, $1,500,000 was to be funded on the date a registration statement is filed with the U.S. Securities and Exchange Commission and $500,000 was to be funded within five (5) business days after the registration statement is declared effective.

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

In connection with the July 6, 2007 issuance of the $3,500,000 convertible debenture, the Company recorded a contra liability of $305,000 by debiting debt discount.  These $305,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,201 related to accountant and attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of September 30, 2008, the Company has amortized $217,444 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2008, the Company has amortized $8,698 of debt issue costs.

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

In connection with the 2007 Securities Purchase Agreement, the Company also is obligated to issue to the Investor the Warrants to purchase, in Investor’s sole discretion, Two Hundred Twenty Million (220,000,000) shares of Common Stock at various prices from $0.02 to $0.03 per share which expire on various dates beginning July 2012.  As of September 30, 2008, all warrants have been issued to YA Global.

These warrants were valued on the loan date at their relative fair value of $2,266,372 based on a Black-Scholes option pricing model using the following assumptions: volatility 243% (based on historical volatility); expected term of five (5) years (based on contractual term for non-employees); expected dividends of $0; and risk free rate of 5.02%.  The value was recorded as additional paid in capital and a debt discount to be amortized over the debt term.  The amount amortized as of September 30, 2008 was $1,605,643.

On September 18, 2007, the Company amended and restated its 2007 Securities Purchase Agreement with YA Global in order to reduce the aggregate purchase price to Four Million Dollars ($4,000,000), whereby instead of YA Global funding (i) $1,500,000 on the date a registration statement is filed with the U.S. Securities and Exchange Commission and (ii) $500,000 within five (5) business days after the registration statement is declared effective, YA Global funded $500,000 on September 11, 2007.

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

2008 Securities Purchase Agreement

On April 1, 2008 the Company entered into a Securities Purchase Agreement (the “2008 Securities Purchase Agreement”) with YA Global Investments, L.P. to which the Company sold to the YA Global Investments LP $5,786,017 of secured convertible debentures and a 5 year warrant to acquire up to 5,500,000 additional shares at an exercise price of $0.0001 per share.  The debentures are secured by substantially all of the assets of the Company and its subsidiaries.  The debenture accrues interest at 13% per annum and matures on April 1, 2012.  The conversion price is the lesser of $0.02 and 80% of the lowest daily volume weighted average price of the Common Stock during the 20 trading days immediately preceding each conversion date.  Upon conversion, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 15% of the principal amount being redeemed, and accrued interest.  The warrants are exercisable immediately for the cash exercise price or may be cashless exercised if at the time of exercise the warrants are not subject to an effective registration statement or an event of default has occurred.

In connection with the April 1, 2008 issuance of the $5,786,017 convertible debenture, the Company recorded a contra liability of $325,000 by debiting debt discount.  These $325,000 in costs were fees and expenses paid directly to the lender in connection with obtaining the debt funding.  The Company also incurred additional expenses of $12,385 related to attorneys fees in connection with the financing that was capitalized and will be amortized as debt issue costs.  As of September 30, 2008, the Company has amortized $40,486 of debt discount.   Debt discount is directly offset against the gross convertible debentures balance outstanding.  The total debt discount will be amortized to interest expense over the life of the debt.  Additionally, as of September 30, 2008, the Company has amortized $1,543 of debt issue costs.

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

The debentures and warrants contain registration rights for 280,000,000 shares with a filing deadline of thirty (30) days from the funding date and effectiveness deadline of 120 days from the funding date.  There are also effectiveness maintenance requirements, as defined.  If the above deadlines or maintenance requirements are not met, the Company will pay liquidated damages equal to 2% of the outstanding principal balance for each month of default up to a maximum of 24%.  As of September 30, 2008, the Company had not filed a registration statement.

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

The change in fair value recognized as other income/(expense) of the embedded conversion option and warrant liabilities (including warrants issued in previous financing arrangements) for three and nine months ended September 30, 2008 was $2,959,128 and $5,901,212, respectively.

As of September 30, 2008, YA Global Investments, LP had exercised warrants of 5,500,000 on a cashless basis and the Company issued net shares of 5,445,000 to YA Global Investment, LP.

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

On September 4, 2008, the Company issued 3,000,000 shares of its common stock to its interim Chief Executive Officer – Non-Medical Division in accordance with an employment agreement.  The shares were valued at $0.015 per share based on the quoted trading price of the Company’s common stock on the grant date in 2005.  The shares cliff vest in one (1) year from the issuance date and therefore are not considered issued and outstanding until they vest.  The expense has been and continues to be charged to operations over the service period with a credit to additional paid in capital.

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

Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.35	Restrictive Covenant Agreement, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.36	Guaranty, dated March 7, 2008, by and between Pacer Health Corporation and Saint Joseph’s at East Georgia, Inc.	Incorporated by Reference to Form 8-K filed on April 3, 2008.
10.37	Securities Purchase Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.38	Debenture, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.39	Warrant, dated April 1, 2008, issued by the Company to YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.40	Amended and Restated Security Agreement, dated April 1, 2008, by and among the Company, the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.41	Registration Rights Agreement, dated April 1, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.42	Irrevocable Transfer Agent Instructions, dated April 1, 2008, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and Computershare Trust Company, N.A., as transfer agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.43	Escrow Agreement, dated April 1, 2008, by and among the Company, Yorkville Advisors LLC, YA Global Investments, L.P. and David Gonzalez, Esq., as escrow agent	Incorporated by Reference to Form 8-K filed on April 8, 2008.
10.44	Stock Purchase Agreement, dated October 31, 2008, by and between the Company and Rural Healthcare Developers of Louisiana, LLC	Incorporated by Reference to Form 8-K filed on November 6, 2008.
14.1	Code of Ethics	Incorporated by Reference to Form 10-KSB filed on April 14, 2004.
21.1	Subsidiaries of the Registrant	Provided herewith
31.1	Section 302 Certification of Principal Executive Officer	Provided herewith
31.2	Section 302 Certification of Principal Financial Officer	Provided herewith
32.1	Section 906 Certification of Chief Executive Officer	Provided herewith
32.2	Section 906 Certification of Chief Financial Officer	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	PACER HEALTH CORPORATION

By: /s/ Rainier Gonzalez
Rainier Gonzalez
Chief Executive Officer

Dated: November 14, 2008

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

•

Pacer Logistics LLC (a Florida limited liability company formed on March 26, 2008), and

•

Pacer Staffing, Inc. ( a Florida corporation formed May 9, 2008).

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, Rainier Gonzalez, certify that:

1.

I have reviewed this form 10-Q for the period ended September 30, 2008, of Pacer Health Corporation;

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

Date: November 14, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, J. Antony Chi, certify that:

1.

I have reviewed this form 10-Q for the period ended September 30, 2008, of Pacer Health Corporation;

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

Date: November 14, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2008	By: /s/ Rainier Gonzalez
Name: Rainier Gonzalez
Title: Chief Executive Officer

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacer Health Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2008	By: /s/ J. Antony Chi
Name: J. Antony Chi
Title: Chief Financial Officer

i.

2